Form 10-Q
period 2006-09-30
VERASUN ENERGY CORP
filed 2006-11-06
CIK 1343202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☑ No ☐
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
Yes ☐ No ☑
     The number of shares of Common Stock outstanding on November 6, 2006 was 75,264,108.

VERASUN ENERGY CORPORATION
SEPTEMBER 30, 2006
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VERASUN ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006
	(Unaudited)	December 31, 2005
	(dollars in thousands)
Assets
Current Assets
Cash and cash equivalents	$362,646	$29,714
Receivables, less allowance for doubtful accounts of $10 for 2006 and 2005	26,587	28,663
Inventories	16,239	19,291
Derivative financial instruments	2,364	—
Prepaid expenses	2,487	4,611
Deferred income taxes	—	5,839

Total current assets	410,323	88,118

Other Assets
Restricted cash held in escrow	79,689	124,750
Restricted cash held for purchase of property and equipment (Note 10)	1,631	—
Debt issuance costs, net	5,800	6,449
Goodwill	6,129	6,129

	93,249	137,328

Property and Equipment, net	235,342	179,683

	$738,914	$405,129

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of deferred revenues	$95	$95
Accounts payable	11,387	20,055
Accrued expenses	11,986	1,991
Deferred income taxes	1,421	—
Derivative financial instruments	—	4,426

Total current liabilities	24,889	26,567

Long-Term Liabilities
Long-term debt	208,858	208,719
Deferred revenues, less current portion	1,639	1,710
Convertible put warrant	—	7,458
Deferred income taxes	20,618	15,757

	231,115	233,644

Shareholders’ Equity
Preferred stock, $0.01 par value; authorized 25,000,000 and 100,000,000 shares for 2006 and 2005, respectively; none issued or outstanding	—	—
Common stock, $0.01 par value; authorized 250,000,000 shares; 75,247,547 and 62,492,722 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	752	625
Additional paid-in capital	413,885	132,848
Retained earnings	68,150	13,862
Deferred compensation	—	(107)
Accumulated other comprehensive income (loss)	123	(2,310)

	482,910	144,918

	$738,914	$405,129

See Notes to Condensed Consolidated Financial Statements.

VERASUN ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(dollars in thousands, except per share data)
Revenues:
Net sales	$147,392	$56,604	$409,581	$135,772
Other revenues, incentive income	157	386	1,738	480

Total revenues	147,549	56,990	411,319	136,252
Cost of goods sold	87,954	50,324	259,442	124,931

Gross profit	59,595	6,666	151,877	11,321
Selling, general and administrative expenses	7,424	3,703	33,606	8,130

Operating income	52,171	2,963	118,271	3,191

Other income (expense):
Interest expense, including change in fair value of convertible put warrant	(4,446)	(2,071)	(34,508)	(5,082)
Interest income	4,981	17	8,951	131
Other income (Note 10)	2,670	6	2,691	8

	3,205	(2,048)	(22,866)	(4,943)

Income (loss) before income taxes and minority interest	55,376	915	95,405	(1,752)
Income tax expense	23,376	1,708	41,117	1,390

Income (loss) before minority interest	32,000	(793)	54,288	(3,142)
Minority interest in net loss of subsidiary	—	588	—	713

Net income (loss)	$32,000	$(205)	$54,288	$(2,429)

Earnings (loss) per common share:
Basic	$0.43	$—	$0.81	$(0.06)
Diluted	0.40	—	0.76	(0.06)

Pro forma amounts as if all subsidiaries were taxable for entire period:
Pro forma income tax expense (benefit)	$23,376	$114	$41,117	$(585)
Pro forma net income (loss)	32,000	1,389	54,288	(454)

Pro forma earnings (loss) per common share:
Basic	$0.43	$0.03	$0.81	$(0.01)
Diluted	0.40	0.03	0.76	(0.01)
See Notes to Condensed Consolidated Financial Statements.

VERASUN ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$54,288	$(2,429)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7,165	3,317
Amortization of debt issuance costs and debt discount	980	135
Accretion of deferred revenue	(71)	(72)
Minority interest in net loss of subsidiary	—	(713)
Change in fair value of convertible put warrant	19,670	1,428
Deferred income taxes	10,810	1,923
Loss on disposal of equipment	30	2,640
Stock-based compensation	21,008	1,120
Excess tax benefits from share-based payment arrangements	(17)	—
Changes in working capital components:
(Increase) decrease in:
Receivables	2,076	(10,806)
Inventories	3,052	(225)
Prepaid expenses	2,124	(1,438)
Increase (decrease) in:
Accounts payable	(10,692)	(1,564)
Accrued expenses	9,995	235
Derivative financial instruments	(3,046)	5,602

Net cash provided by (used in) operating activities	117,372	(847)

Cash Flows from Investing Activities
Investment in restricted cash	(1,631)	—
Purchases of property and equipment	(15,626)	(72,531)
Proceeds from sale of equipment	838	46

Net cash used in investing activities	(16,419)	(72,485)

Cash Flows from Financing Activities
Outstanding checks in excess of bank balance	—	1,560
Proceeds from long-term debt	—	68,242
Principal payments on long-term debt	—	(1,451)
Issuance of common stock, net	233,135	—
Excess tax benefits from share-based payment arrangements	17	—
Debt issuance costs paid	(1,173)	(470)

Net cash provided by financing activities	231,979	67,881

Net increase (decrease) in cash and cash equivalents	332,932	(5,451)

Cash and Cash Equivalents
Beginning	29,714	10,296

Ending	$362,646	$4,845

See Notes to Condensed Consolidated Financial Statements.

VERASUN ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands, except per share data)
Note 1. Basis of Presentation
     The accompanying condensed consolidated balance sheet as of December 31, 2005, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of VeraSun Energy Corporation (“VEC”) and its wholly owned subsidiaries, VeraSun Aurora Corporation (“VAC”), VeraSun Fort Dodge, LLC (“VFD”), VeraSun Charles City, LLC (“VCC”), VeraSun Welcome, LLC (“VW”), VeraSun Marketing, LLC (“VM”), VeraSun Hartley, LLC (“VH”) and VeraSun BioDiesel, LLC (“VBD”). VEC and its subsidiaries are collectively referred to as the “Company”. All material intercompany accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s registration statement on Form S-1 (Registration No. 333-132861) filed March 30, 2006 and amendments thereto (“Form S-1”).
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented.
     Management is required to make certain estimates and assumptions which affect the amount of assets, liabilities, revenues and expenses the Company has reported and its disclosure of contingent assets and liabilities as of the date of the consolidated financial statements. The results of the interim periods are not necessarily indicative of the results for the full year.
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
     The provisions of FIN 48 are effective as of the beginning of the Company’s fiscal year 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. Management is currently evaluating the impact of adopting FIN 48, but does not expect the adoption of this statement to be significant to the Company’s consolidated financial statements.
Note 2. Inventories
     A summary of inventories is as follows:

	September 30,	December 31,
	2006	2005
Corn	$4,163	$9,023
Supplies	6,842	3,890
Chemicals	1,229	1,231
Work in process	1,817	1,150
Distillers grains	252	396
Ethanol	1,936	3,601

	$16,239	$19,291

Note 3. Shareholders’ Equity
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
     The IPO price was $23 per share. The Company and the selling shareholders received total proceeds of $235,923 and $214,207, respectively, after the deduction of underwriting discounts of $17,078 and $15,506, respectively.
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

VERASUN ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)
(dollars in thousands, except per share data)
     A reconciliation of net income (loss) and common stock share amounts used in the calculation of basic and diluted EPS for the three months ended September 30, 2006 and 2005 follows:

		Weighted Average
	Net Income	Shares	Per Share
	(Loss)	Outstanding	Amount
2006:
Basic EPS	$32,000	74,908,467	$0.43
Effects of dilutive securities:
Stock options and warrants	—	4,928,847	(0.03)

Diluted EPS	$32,000	79,837,314	$0.40

2005:
Basic EPS	$(205)	43,128,290	$—
Effects of dilutive securities:
Stock options and warrants — antidilutive	—	—	—

Diluted EPS	$(205)	43,128,290	$—

     A reconciliation of net income (loss) and common stock share amounts used in the calculation of basic and diluted EPS for the nine months ended September 30, 2006 and 2005 follows:

		Weighted Average
	Net Income	Shares	Per Share
	(Loss)	Outstanding	Amount
2006:
Basic EPS	$54,288	67,428,927	$0.81
Effects of dilutive securities:
Stock options and warrants	—	3,910,364	(0.05)

Diluted EPS	$54,288	71,339,291	$0.76

2005:
Basic EPS	$(2,429)	43,119,307	$(0.06)
Effects of dilutive securities:
Stock options and warrants — antidilutive	—	—	—

Diluted EPS	$(2,429)	43,119,307	$(0.06)

     Warrants outstanding for 1,475,681 shares of common stock at an exercise price of $0.52 per share were not included in the computation of diluted EPS for the three and nine months ended September 30, 2005 because the related performance conditions had not yet been met. Performance-based stock option awards for 730,425 shares at a weighted average exercise price of $1.02 per share in the three and nine months ended September 30, 2005 were not included in the computation of diluted EPS since the accounting “grant date” had not yet occurred. Weighted average shares outstanding relating to stock options and warrants for 4,009,984 shares and 3,927,144 shares for the three months and nine months ended September 30, 2005, respectively, were not included in the calculation of diluted EPS as the effects would be antidilutive.

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
     Compensation expense charged against income for grants under the Plan was $21,008 and $1,120 for the nine months ended September 30, 2006 and 2005, respectively. The total income tax benefit recognized in the consolidated statement of operations for grants under the Plan was $6,036 and $121 for the nine months ended September 30, 2006 and 2005, respectively. The Company recognizes compensation expense for awards with graded vesting using the straight line method over the entire vesting period for those awards. No compensation expense was capitalized during these periods.
     Cash received from the exercise of awards under the Plan was $284 and $0 for the nine months ended September 30, 2006 and 2005, respectively. No significant tax benefit was realized upon the exercise of these awards.
     Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised), Share-Based Payment (“Statement No. 123R”), utilizing the modified prospective application method. Prior to the adoption of FASB Statement No. 123R, the Company accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (the intrinsic value method). For periods prior to January 1, 2006, the Company only recognized expense for performance-based option and restricted stock awards.
     Under the modified prospective approach, Statement No. 123R applies to new awards and to awards that were outstanding as of January 1, 2006 that are subsequently modified, repurchased or cancelled. Compensation expense recognized in 2006 included compensation expense for awards granted under the Plan prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and included compensation expense for awards granted under the Plan subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement No. 123R. Prior periods were not restated to reflect the impact of adopting the new standard.
     As a result of adopting Statement No. 123R on January 1, 2006, income before income taxes and minority interest, net income, cash flows from operating activities, cash flows from financing activities and basic and diluted EPS for the nine months ended September 30, 2006 were lower by $12,578, $11,143, $0, $0, $0.16 and $0.16, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25 for awards under the Plan.
     The following table illustrates the pro forma effect on net loss and per share information had the Company accounted for stock-based compensation in accordance with FASB Statement No. 123R for the three and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$(205)	$(2,429)
Add actual stock-based compensation expense related to performance-based option and restricted stock awards included in reported net loss, net of related tax effects	344	667
Deduct total pro forma stock-based compensation expense determined under the intrinsic value method for all awards, net of related tax effects	(309)	(876)

Pro forma net loss	$(170)	$(2,638)

Basic EPS:
As reported	$—	$(0.06)
Pro forma	—	(0.06)
Diluted EPS:
As reported	$—	$(0.06)
Pro forma	—	(0.06)

VERASUN ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)
(dollars in thousands, except per share data)
Service-Based Awards
     Service-based option awards (“Service Awards”) under the Plan are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those awards generally vest based on five years of continuous service and have ten year contractual terms. These awards can only be exercised if the holder of the award is still employed or in the service of the Company at the time of exercise and for a specified period after termination of employment. Certain Service Awards granted under the Plan provide for accelerated vesting if there is a change in control as defined in the Plan.
     The fair value of each Service Award is estimated on the date of grant using the Black-Scholes single option pricing model with the assumptions described below for the periods presented. Expected volatility was based on the stock volatility for a comparable publicly traded company. The Company uses historical activity to estimate option exercise, forfeiture and employee termination assumptions within the valuation model. The expected term of options granted is generally derived using the mid-point between the date options become exercisable (generally five years) and the date at which they expire (generally ten years). The risk-free interest rate for periods within the contractual life of the Service Award is based on the U.S. Treasury yield curve in effect at the time of grant.

	Nine Months Ended September 30,
	2006	2005
Expected volatility	58%	58%
Expected dividend yield	None	None
Expected term	8 - 10 years	8 - 10 years
Risk-free interest rate	4.8% - 5.1%	4.4%
     The following table lists Service Award activity under the Plan for the nine months ended September 30, 2006:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2006	2,869,651	$1.99
Granted	1,497,686	21.56
Forfeited	(46,673)	1.59
Exercised	(165,656)	1.57

Outstanding at September 30, 2006	4,155,008	$9.06	8.4	$29,069

Vested or expected to vest as of September 30, 2006	4,110,594	$8.92	8.4	$29,309

Exercisable at September 30, 2006	2,673,650	$2.17	7.7	$37,107

     The Company applied a forfeiture rate of 3% when calculating the amount of options expected to vest as of September 30, 2006. This rate is based on historical activity. The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $14.37 and $3.38 per share, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $2,659 and $0, respectively.
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

VERASUN ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)
(dollars in thousands, except per share data)
     The following table shows the status of the Company’s nonvested Restricted Stock as of September 30, 2006 and changes during the nine months ended September 30, 2006:

		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2006	108,328	$0.99
Granted	324,335	22.93
Vested	(108,328)	0.99

Nonvested at September 30, 2006	324,335	$22.93

     As of September 30, 2006, there was $26,501 of total unrecognized compensation expense related to nonvested Service Awards and Restricted Stock granted under the Plan. This expense is expected to be recognized over a weighted average period of five years. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $1,738 and $325, respectively. The grant date fair value of nonvested shares was determined using the value of the Company’s common stock sold on or near the date of grant.
Performance-Based Awards
     Performance-based option awards (“Performance Awards”) under the Plan are generally awarded at the January meeting of the Company’s Board of Directors. The vesting of Performance Awards is contingent upon meeting various individual, departmental and company-wide goals. Performance Awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, contingently vest over a period of one year and have ten year contractual terms. These awards can only be exercised if the holder of the award is still employed or in the service of the Company at the time of exercise, and for a specified period after termination of employment. Certain Performance Awards granted under the Plan provide for accelerated vesting if there is a change in control as defined in the Plan.
     The fair value of each Performance Award was estimated at the date of grant using the same option valuation model used for Service Awards granted under the Plan and assumes that performance goals will be achieved at a rate of 97%. If such goals are not met, or are met at a rate less than 97%, compensation expense is adjusted to the appropriate amount to be recognized and any recognized compensation expense above that amount is reversed. The inputs for expected volatility, expected dividend yield and risk-free interest rate used in estimating the fair value of Performance Awards are the same as those noted in the table described for Service Awards. The expected term for Performance Awards granted under the Plan during the nine months ended September 30, 2006 is eight years.
     The following table lists Performance Award activity under the Plan for the nine months ended September 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2006	453,251	$1.02
Granted	889,409	1.95
Forfeited	(667)	5.16
Exercised	(54,234)	1.06

Outstanding at September 30, 2006	1,287,759	$1.66	7.6	$18,536

Vested or expected to vest as of September 30, 2006	1,287,759	$1.66	7.6	$18,536

Exercisable at September 30, 2006	1,287,759	$1.66	7.6	$18,536

     The weighted average grant date fair value of Performance Awards granted was $16.61 and $3.39 per share for the nine months ended September 30, 2006 and 2005, respectively. The aggregate intrinsic value of Performance Awards exercised during the nine months ended September 30, 2006 and 2005 was $870 and $0, respectively. As of September 30, 2006, there was no unrecognized compensation expense related to Performance Awards because all outstanding Performance Awards vested upon completion of the IPO on June 19, 2006.

VERASUN ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)
(dollars in thousands, except per share data)
Other Share-Based Awards
     Service-Based Awards: In connection with its service agreement with a third party financial advisor (“Advisor”), the Company granted a warrant to the Advisor to purchase 96,376 shares of common stock. The warrant was fully vested at December 27, 2002. The warrant has an exercise price of $0.52 per share and expires February 25, 2008. The warrant is not transferable, except to officers of the Advisor. The aggregate intrinsic value of this warrant as of September 30, 2006 was $1,497. No shares have been issued under the warrant and no expense has been recognized by the Company.
     The Company granted warrants to certain employees in 2002 to purchase 578,258 shares of common stock which vest over a five year period. As of September 30, 2006, warrants for 485,733 shares were exercisable. The warrants have an exercise price of $0.52 per share and expire on the earliest of August 20, 2007, or the day of termination of the warrant holder’s employment with the Company for cause, or the day of voluntary termination of the warrant holder’s employment. No warrants have been exercised and no compensation expense was recognized by the Company in connection with the grant of these warrants. As of September 30, 2006, there was $14,212 of unrecognized compensation expense related to these warrants and the aggregate intrinsic value of the outstanding amounts was $8,980.
     Performance- and Market-Based Awards: In 2002, the Company granted “claw back” warrants to purchase 1,475,681 shares of common stock to certain employees of the Company. The warrants were fully exercisable as of September 30, 2006 at an exercise price of $0.52 per share and expire on June 14, 2016. The total fair value of these warrants at the date of grant was $141, which the Company recognized as compensation expense in the nine months ended September 30, 2006, when the performance conditions were met upon the completion of the IPO. The aggregate intrinsic value of these warrants as of September 30, 2006 was $22,917.
     The Company issues new shares upon the exercise of options and warrants.
Note 6. Convertible Put Warrant
     The Company entered into a subordinated note purchase agreement in 2002, which provided for a commitment to issue subordinated secured notes in an aggregate principal amount of up to $20,000. During 2005, these notes were paid in full. To induce the subordinated note holder (“SNH”) to enter into the note purchase agreement and to make extensions of credit thereunder, the Company granted a warrant to acquire 1,180,000 shares of common stock under the terms of the warrant agreement at an exercise price of $0.01 per share. The computed value of the warrant was $7,458 at December 31, 2005, primarily based upon the estimated fair value of the related common stock. In connection with the completion of the IPO, the put feature was terminated and the warrant was exercised with the underlying shares sold; therefore, the full value of the warrant was reclassified as shareholders’ equity and the liability associated with the warrant on the balance sheet was no longer outstanding at September 30, 2006. During the nine months ended September 30, 2006 and 2005, the change in the computed value of the warrant included in interest expense in the accompanying statements of operations was $19,670 and $1,428, respectively. The expense recognized in the nine months ended September 30, 2006 included the adjustment of the liability related to the warrant to the IPO price of $23 per share of common stock.
Note 7. Comprehensive Income (Loss)
     Comprehensive income was $37,230 and comprehensive loss was $586 for the three months ended September 30, 2006 and 2005, respectively, and comprehensive income was $56,721 and comprehensive loss was $2,152 for the nine months ended September 30, 2006 and 2005, respectively. The difference between comprehensive income (loss) and net income (loss) shown in the statements of operations is attributed solely to the change in unrealized gains and losses on hedging activities during the periods presented.

VERASUN ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)
(dollars in thousands, except per share data)
Note 8. Condensed Segment Information
     The Company’s reportable segments are distinguished by those business units that manufacture and sell ethanol and its co-products and business units that are engaged in other activities. The “Ethanol Production” segment includes the operations of VAC, VFD, VCC, VH and VW. The Company’s remaining operations are aggregated and classified as “All Other”. Companies combined as “All Other” function primarily for the purpose of research, providing management services or marketing of E85. Cash balances are primarily reported in segment assets for the “All Other” category. A summary of segment information is as follows:

	Three Months Ended September 30, 2006
	Ethanol	All
	Production	Other	Totals
Revenues from external customers	$143,294	$4,098	$147,392
Intersegment revenue	1,901	—	1,901
Segment operating income	51,990	181	52,171

	Three Months Ended September 30, 2005
	Ethanol	All
	Production	Other	Totals
Revenues from external customers	$56,604	$—	$56,604
Intersegment revenue	—	—	—
Segment operating income (loss)	3,377	(414)	2,963

	Nine Months Ended September 30, 2006
	Ethanol	All
	Production	Other	Totals
Revenues from external customers	$403,855	$5,726	$409,581
Intersegment revenue	3,174	—	3,174
Segment operating income (loss)	138,855	(20,584)	118,271
Segment assets	274,680	464,234	738,914

	Nine Months Ended September 30, 2005
	Ethanol	All
	Production	Other	Totals
Revenues from external customers	$135,772	$—	$135,772
Intersegment revenue	—	—	—
Segment operating income (loss)	3,809	(618)	3,191
Segment assets	217,779	92	217,871

VERASUN ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)
(dollars in thousands, except per share data)
Note 9. Guarantors / Non-Guarantors Condensed Consolidating Financial Statements
     In accordance with the indenture governing the Company’s senior secured notes, certain wholly owned subsidiaries of the Company have fully and unconditionally guaranteed the notes on a joint and several basis. The following tables present condensed consolidating financial information for VEC (the issuer of the notes), subsidiaries that are guarantors of the notes and subsidiaries that are non-guarantors of the notes. VAC, VFD, VCC, VM, VH and VW, each 100% wholly-owned subsidiaries of VEC, are combined as guarantors.
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2006
ASSETS

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Current Assets
Cash and cash equivalents	$366,489	$—	$—	$(3,843)	$362,646
Receivables	8,676	28,555	110	(10,754)	26,587
Inventories	—	16,355	—	(116)	16,239
Derivative financial instruments	—	2,364	—	—	2,364
Prepaid expenses	554	1,933	—	—	2,487
Deferred income taxes	68	—	—	(68)	—

Total current assets	375,787	49,207	110	(14,781)	410,323

Other Assets
Restricted cash held in escrow	79,689	—	—	—	79,689
Restricted cash held for purchase of property and equipment	1,631	—	—	—	1,631
Investment in subsidiaries	146,790	—	—	(146,790)	—
Debt issuance costs, net	5,800	—	—	—	5,800
Intercompany notes receivable	97,562	20,687	—	(118,249)	—
Goodwill	6,129	—	—	—	6,129
Deferred income taxes	6,394	—	293	(6,687)	—

	343,995	20,687	293	(271,726)	93,249

Property and Equipment, net	1,102	232,374	1,866	—	235,342

	$720,884	$302,268	$2,269	$(286,507)	$738,914

LIABILITIES AND SHAREHOLDERS’ AND MEMBERS’ EQUITY (DEFICIT)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Current Liabilities
Outstanding checks in excess of bank balance	$—	$3,843	$—	$(3,843)	$—
Current maturities of long-term debt	—	49,237	—	(49,237)	—
Current portion of deferred revenues	—	95	—	—	95
Accounts payable	—	13,010	958	(2,581)	11,387
Accrued expenses	8,429	11,587	143	(8,173)	11,986
Deferred income taxes	—	1,489	—	(68)	1,421

Total current liabilities	8,429	79,261	1,101	(63,902)	24,889

Long-Term Liabilities
Long-term debt, less current maturities	229,545	46,738	1,587	(69,012)	208,858
Deferred revenues, less current portion	—	1,639	—	—	1,639
Deferred income taxes	—	27,305	—	(6,687)	20,618

	229,545	75,682	1,587	(75,699)	231,115

Shareholders’ and Members’ Equity (Deficit)
Common stock	752	—	—	—	752
Additional paid-in capital	413,885	25,264	—	(25,264)	413,885
Retained earnings	68,150	69,865	—	(69,865)	68,150
Members’ equity (deficit)	—	52,073	(419)	51,654	—
Accumulated other comprehensive income	123	123	—	(123)	123

	482,910	147,325	(419)	(146,906)	482,910

	$720,884	$302,268	$2,269	$(286,507)	$738,914

VERASUN ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)
(dollars in thousands, except per share data)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2006

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$—	$149,450	$—	$(1,901)	$147,549
Cost of goods sold	13	89,852	—	(1,911)	87,954

Gross profit (loss)	(13)	59,598	—	10	59,595

Selling, general and administrative expenses	2,522	4,801	101	—	7,424

Operating income (loss)	(2,535)	54,797	(101)	10	52,171
Other income (expense):

Interest expense, including change in fair value of convertible put warrant	(5,939)	(1,644)	(35)	3,172	(4,446)
Interest income	7,681	472	—	(3,172)	4,981
Equity in earnings of subsidiaries	35,255	—	—	(35,255)	—
Other income	188	2,482	—	—	2,670

Income (loss) before income taxes	34,650	56,107	(136)	(35,245)	55,376
Income tax expense (benefit)	2,650	20,776	(50)	—	23,376

Net income (loss)	$32,000	$35,331	$(86)	$(35,245)	$32,000

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2006

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$—	$414,493	$—	$(3,174)	$411,319
Cost of goods sold	998	261,489	13	(3,058)	259,442

Gross profit (loss)	(998)	153,004	(13)	(116)	151,877

Selling, general and administrative expenses	21,477	11,851	278	—	33,606

Operating income (loss)	(22,475)	141,153	(291)	(116)	118,271
Other income (expense):

Interest expense, including change in fair value of convertible put warrant	(37,669)	(8,958)	(116)	12,235	(34,508)
Interest income	19,521	1,665	—	(12,235)	8,951
Equity in earnings of subsidiaries	85,487	—	—	(85,487)	—
Other income	188	2,503	—	—	2,691

Income (loss) before income taxes	45,052	136,363	(407)	(85,603)	95,405
Income tax expense (benefit)	(9,236)	50,503	(150)	—	41,117

Net income (loss)	$54,288	$85,860	$(257)	$(85,603)	$54,288

VERASUN ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)
(dollars in thousands, except per share data)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2006

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net Cash Provided By Operating
Activities	$9,310	$107,791	$271	$—	$117,372

Cash Flows from Investing Activities
Investment in restricted cash	(1,631)	—	—	—	(1,631)
Purchases of property and equipment	—	(14,517)	(1,109)	—	(15,626)
Purchases of property and equipment with restricted cash held in escrow	43,945	(43,945)	—	—	—
Proceeds from sale of equipment	—	—	838	—	838
Principal payments received on notes receivable	49,981	—	—	(49,981)	—

Net cash provided by (used in) investing activities	92,295	(58,462)	(271)	(49,981)	(16,419)

Cash Flows from Financing Activities
Outstanding checks in excess of bank balance	—	652	—	(652)	—
Proceeds from issuance of common stock, net	233,135	—	—	—	233,135
Excess tax benefits from share-based payment arrangements	17	—	—	—	17
Debt issuance costs paid	(1,173)	—	—	—	(1,173)
Principal payments made on long-term debt	—	(49,981)	—	49,981	—

Net cash provided by (used in) financing activities	231,979	(49,329)	—	49,329	231,979

Net increase in cash and cash equivalents	333,584	—	—	(652)	332,932
Cash and Cash Equivalents, beginning of period	32,905	—	—	(3,191)	29,714

Cash and Cash Equivalents, end of period	$366,489	$—	$—	$(3,843)	$362,646

VERASUN ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)
(dollars in thousands, except per share data)
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2005
ASSETS

	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated

Current Assets
Cash and cash equivalents	$32,905	$—	$—	$(3,191)	$29,714
Receivables	995	29,001	—	(1,333)	28,663
Inventories	—	19,291	—	—	19,291
Prepaid expenses	2	4,609	—	—	4,611
Deferred income taxes	405	5,434	—	—	5,839

Total current assets	34,307	58,335	—	(4,524)	88,118

Other Assets
Restricted cash held in escrow	124,750	—	—	—	124,750
Investment in subsidiaries	58,968	—	—	(58,968)	—
Debt issuance costs, net of amortization	6,449	—	—	—	6,449
Intercompany notes receivable	147,786	15,214		(163,000)	—
Goodwill	6,129	—	—	—	6,129

	344,082	15,214	—	(221,968)	137,328

Property and Equipment, net	10	178,055	1,618	—	179,683

	$378,399	$251,604	$1,618	$(226,492)	$405,129

LIABILITIES AND SHAREHOLDERS’ AND MEMBERS’ EQUITY (DEFICIT)

	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated

Current Liabilities
Outstanding checks in excess of bank balance	$—	$3,191	$—	$(3,191)	$—
Current maturities of long-term debt	—	250	—	(250)	—
Current portion of deferred revenues	—	95	—	—	95
Accounts payable	1,393	18,477	711	(526)	20,055
Accrued expenses	685	2,105	8	(807)	1,991
Derivative financial instruments	—	4,426	—	—	4,426

Total current liabilities	2,078	28,544	719	(4,774)	26,567

Long-Term Liabilities
Long-term debt, less current maturities	223,933	146,388	1,148	(162,750)	208,719
Deferred revenues, less current portion	—	1,710	—	—	1,710
Convertible put warrant	7,458	—	—	—	7,458
Deferred income taxes	12	15,832	(87)	—	15,757

	231,403	163,930	1,061	(162,750)	233,644

Shareholders’ and Members’ Equity (Deficit)
Common stock	625	—	—	—	625
Additional paid-in capital	132,848	25,263	—	(25,263)	132,848
Retained earnings	13,862	21,592	—	(21,592)	13,862
Members’ equity (deficit)	—	14,585	(162)	(14,423)	—
Deferred compensation	(107)	—	—	—	(107)
Accumulated other comprehensive loss	(2,310)	(2,310)	—	2,310	(2,310)

	144,918	59,130	(162)	(58,968)	144,918

	$378,399	$251,604	$1,618	$(226,492)	$405,129

VERASUN ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)
(dollars in thousands, except per share data)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2005

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$—	$56,990	$—	$—	$56,990
Cost of goods sold	—	50,324	—	—	50,324

Gross profit	—	6,666	—	—	6,666
Selling, general and administrative expenses	—	3,289	414	—	3,703

Operating income (loss)	—	3,377	(414)	—	2,963
Other income (expense):
Interest expense, including change in fair value of convertible put warrant	—	(2,071)	—	—	(2,071)
Interest income	—	17	—	—	17
Equity in loss of subsidiaries	—	(979)	(113)	1,092	—
Other income	—	6	—	—	6

Income (loss) before income taxes and minority interest	—	350	(527)	1,092	915
Income tax expense	—	1,708	—	—	1,708

Loss before minority interest	—	(1,358)	(527)	1,092	(793)
Minority interest in net loss of subsidiary	—	—	—	588	588

Net loss	$—	$(1,358)	$(527)	$1,680	$(205)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2005

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$—	$136,252	$—	$—	$136,252
Cost of goods sold	—	124,928	3	—	124,931

Gross profit (loss)	—	11,324	(3)	—	11,321
Selling, general and administrative expenses	—	7,515	615	—	8,130

Operating income (loss)	—	3,809	(618)	—	3,191
Other income (expense):
Interest expense, including change in fair value of convertible put warrant	—	(5,082)	—	—	(5,082)
Interest income	—	129	2	—	131
Equity in loss of subsidiaries	—	(1,188)	(137)	1,325	—
Other income	—	8	—	—	8

Loss before income taxes and minority interest	—	(2,324)	(753)	1,325	(1,752)
Income tax expense	—	1,390	—	—	1,390

Loss before minority interest	—	(3,714)	(753)	1,325	(3,142)
Minority interest in net loss of subsidiary	—	—	—	713	713

Net loss	$—	$(3,714)	$(753)	$2,038	$(2,429)

VERASUN ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited) (Continued)
(dollars in thousands, except per share data)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2005

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net Cash Used In Operating Activities	$—	$(238)	$(609)	$—	$(847)

Cash Flows from Investing Activities
Purchases of property and equipment	—	(72,483)	(48)	—	(72,531)
Proceeds from sale of equipment	—	46	—	—	46

Net cash used in investing activities	—	(72,437)	(48)	—	(72,485)

Cash Flows from Financing Activities
Outstanding checks in excess of bank balance	—	1,560	—	—	1,560
Debt issuance costs paid	—	(470)	—	—	(470)
Principal payments on long-term debt	—	(1,451)	—	—	(1,451)
Proceeds from long-term debt	—	67,837	405	—	68,242

Net cash provided by financing activities	—	67,477	405	—	67,881

Net decrease in cash and cash equivalents	—	(5,199)	(252)	—	(5,451)

Cash and Cash Equivalents, beginning of period	—	10,000	296	—	10,296

Cash and Cash Equivalents, end of period	$—	$4,801	$44	$—	$4,845

Note 10. Insurance Claim
     Other income for the three and nine months ended September 30, 2006 includes $2,475 of insurance proceeds with respect to damage to a key piece of equipment at the Fort Dodge Facility that occurred in 2005. Business interruption insurance proceeds of $1,625 are included in other assets as restricted cash held for purchase of property and equipment and the remaining $850 is included in receivables in the accompanying balance sheet.
Note 11. Material Commitments
     In March 2006, the Company entered into agreements for the engineering and construction of the VCC facility. The Company anticipates that the amount held in escrow for the engineering and construction of the VCC facility will be adequate to pay amounts due under these contracts.
     In September 2006, the Company entered into an agreement for construction of the VW and VH facilities, as well as a third unnamed location that will begin construction in 2007. The Company expects to begin construction of these facilities in the fourth quarter of 2006. The Company anticipates that the cash on hand will be adequate to pay amounts due for the construction of the plants.

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
     This management’s discussion and analysis of financial condition and results of operations (“MD&A”) contains forward-looking statements which involve risks and uncertainties. These forward-looking statements include any statements related to our expectations regarding future performance or conditions, including construction of new facilities, the production volumes of those facilities, anticipated costs to construct new facilities, possible acquisitions, development of alternative technologies, future marketing arrangements and the adequacy of anticipated sources of cash to fund our future capital requirements. Our actual results may differ materially from those discussed in the forward-looking statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “plans” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.
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
Business Overview
     We are the largest “pure-play” ethanol producer, with approximately 5% of the total production capacity in the U.S., according to the Renewable Fuels Association, or RFA. We own and operate two of the largest ethanol production facilities in the U.S., located in Aurora, South Dakota and Fort Dodge, Iowa, with a combined ethanol production capacity of 230 million gallons per year, or MMGY, and were the first to develop large-scale greenfield dry mill ethanol plants that exceed 100 MMGY of capacity. We were the first to create a branded E85 fuel, VE85™, and to enter into strategic relationships with Ford Motor Company and General Motors Corporation to increase awareness of E85 and flexible fuel vehicles. We have continued to develop new partnerships to market VE85™ and have expanded to more than 80 retail locations, primarily throughout the Midwest.
     By focusing primarily on the production and sale of ethanol and its co-products, we have been able to significantly grow our ethanol production capacity and to work with automakers, fuel distributors, trade associations and consumers to increase demand for ethanol.
     We are developing and constructing additional facilities in Charles City, Iowa, Hartley, Iowa, and Welcome, Minnesota. We had adequate cash on our balance sheet as of September 30, 2006, to completely fund these projects and expect to have an aggregate production capacity of 340 MMGY by the end of the second quarter of 2007 and 560 MMGY by the end of the first quarter of 2008. We are also considering additional opportunities for growing our production capacity, including the development of the American Milling sites, the expansion of one or more of our existing facilities and acquisitions.
     We plan to continue to improve our operating efficiencies, customer and supplier relationships, as well as product and brand recognition. Our demonstrated capabilities in constructing, starting-up and operating large-scale ethanol production facilities, as well as continued study on new technologies, are expected to help drive long-term growth. We believe that our focused approach to our business and the value we bring to our customers and consumers will allow us to maintain an industry leadership position in a highly dynamic and competitive environment.
     As announced on November 3, 2006, we expect to begin construction of corn oil extraction and biodiesel facilities in 2007. We anticipate our biodiesel refinery will have a 30 MMGY capacity, will utilize corn oil extracted from distillers grains, and will be the first large-scale use of corn oil in the biodiesel industry. We have also filed a provisional patent application for extracting corn oil from distillers grains.
     Our financial strategy will continue to focus on maintaining strong earnings and cash flow. We believe our position as a large and low-cost producer will sustain our growth and strong cash flows. We remain committed to building value for our shareholders through reinvesting in our business and continued focus on new technologies.

Executive Summary
     Highlights for the nine months ended September 30, 2006, are as follows:
•	Total revenues increased 202% or $275 million compared to the 2005 comparable period.

•	Cash flows provided by operating activities were $117 million.

•	Earnings per diluted share increased from a loss of $0.06 for the 2005 comparable period to earnings of $0.76 for the 2006 period.
     These improvements in our financial results were primarily driven by a 122% increase in ethanol gallons sold and a 44% increase in the net realized price per gallon for the 2006 period.
     The following are significant factors affecting our financial results for the nine months ended September 30, 2006:
•	The IPO triggered accelerated vesting of stock-based compensation awards, and the Company issued stock awards to non-management employees. The aggregate charge for these awards was $18.2 million, or $12.8 million after tax or $0.18 per diluted share.

•	The increased value of a warrant resulted in a charge of $19.7 million to interest expense, or $0.28 per diluted share.

•	The Company received aggregate proceeds from an insurance settlement of $2.5 million, or $1.5 million after tax or $0.02 per diluted share.
     The net effect of these factors on reported earnings was a reduction of $0.44 per diluted share for the nine months ended September 30, 2006. Excluding these items, earnings per diluted share would have been $1.20 in the 2006 period.
Result of Operations
     The following table sets forth, for the periods presented, revenues, expenses and net income (loss), as well as the percentage relationship to total revenues of specified items in our condensed consolidated statement of operations (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,

	2006 (Unaudited)		2005 (Unaudited)		2006 (Unaudited)		2005 (Unaudited)

Total revenues	$147,549	100.0%	$56,990	100.0%	$411,319	100.0%	$136,252	100.0%
Cost of goods sold	87,954	59.6	50,324	88.3	259,442	63.1	124,931	91.7

Gross profit	59,595	40.4	6,666	11.7	151,877	36.9	11,321	8.3

Selling, general and administrative expenses	7,424	5.0	3,703	6.5	33,606	8.1	8,130	6.0

Operating income	52,171	35.4	2,963	5.2	118,271	28.8	3,191	2.3
Other income (expenses)	3,205	2.1	(2,048)	(3.6)	(22,866)	(5.6)	(4,943)	(3.6)

Income (loss) before income taxes and minority interest	55,376	37.5	915	1.6	95,405	23.2	(1,752)	(1.3)
Income tax expense	23,376	15.8	1,708	3.0	41,117	10.0	1,390	1.0

Income (loss) before minority interest	32,000	21.7	(793)	(1.4)	54,288	13.2	(3,142)	(2.3)
Minority interest in net loss of subsidiary	—	—	588	1.0	—	—	713	0.5

Net income (loss)	$32,000	21.7%	$(205)	(0.4)%	$54,288	13.2%	$(2,429)	(1.8)%

     The following table sets forth other key data for the periods presented (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30

	2006 (Unaudited)	2005 (Unaudited)	2006 (Unaudited)	2005 (Unaudited)
Operating data:
Ethanol sold (gallons) (1)	56,280	29,297	167,865	75,069
Average gross price of ethanol sold per gallon	$2.38	$1.63	$2.18	$1.51
Average corn cost per bushel	2.05	2.49	2.03	2.40
Average natural gas cost per MMBTU	7.70	8.01	8.35	7.36
Average dry distillers grains gross price per ton	81	90	83	92

Other financial data:
EBITDA(2)	$62,241	$4,660	$137,078	$7,360
Net cash flows from operations	$61,975	$(7,041)	$117,372	$(847)

(1)	Includes internal gallons produced and used in VE85™ sales.

(2)	EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization. Amortization of debt issuance costs and debt discount are included in interest expense.
Non-GAAP Financial Measures
     Our MD&A includes financial information prepared in accordance with accounting principles generally accepted in the U.S., or GAAP, as well as another financial measure, EBITDA, that is considered a “non-GAAP financial measure.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The presentation of EBITDA information is intended to supplement investor’s understanding of our operating performance and liquidity. Furthermore, this measure is not intended to replace net income, or any other measure of performance under GAAP, or to cash flows from operating, investing or financing activities as a measure of liquidity.
     We believe that EBITDA is useful to investors and management in evaluating our operating performance in relation to other companies in our industry because the calculation of EBITDA generally eliminates the effects of financings and income taxes, which items may vary for different companies for reasons unrelated to overall operating performance. EBITDA has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of the limitations of EBITDA are:
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
     Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to service our debt or to invest in the growth of our business. We compensate for these limitations by relying on our GAAP results, as well as on our EBITDA.
     The following table reconciles our EBITDA to net income (loss) for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006 (Unaudited)	2005 (Unaudited)	2006 (Unaudited)	2005 (Unaudited)
Net income (loss)	$32,000	$(205)	$54,288	$(2,429)
Depreciation	2,419	1,086	7,165	3,317
Interest expense	4,446	2,071	34,508	5,082
Income tax expense	23,376	1,708	41,117	1,390

EBITDA	$62,241	$4,660	$137,078	$7,360

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     Total revenues. Total revenues increased by $90.5 million, or 158.9%, to $147.5 million for the three months ended September 30, 2006 from $57.0 million for the three months ended September 30, 2005. The increase in total revenues was primarily the result of a 87.2% increase in volume sold and an increase in average ethanol prices of $0.75 per gallon, or 45.7%, compared to the three months ended September 30, 2005.
     Net sales from ethanol increased $83.0 million, or 174.7%, to $130.5 million for the three months ended September 30, 2006 from $47.5 million for the three months ended September 30, 2005. The average price of ethanol sold was $2.38 per gallon for the three months ended September 30, 2006, compared to $1.63 per gallon for the three months ended September 30, 2005.
     The net gain from derivatives included in net sales was $880,000 for the three months ended September 30, 2006, compared to a net loss of $2.8 million for the three months ended September 30, 2005.
     Net sales from co-products increased $5.3 million, or 60.0%, to $14.1 million for the three months ended September 30, 2006 from $8.8 million for the three months ended September 30, 2005. Co-product sales increased primarily as a result of the additional production volume from the Fort Dodge Facility, partially offset by a decrease in the average price per ton in the 2006 period.
     Net sales of VE85tm , our branded E85 product, increased $2.5 million to $2.8 million for the three months ended September 30, 2006 from $302,000 for the three months ended September 30, 2005, primarily due to an increase in the number of retail outlets selling our product.
     Cost of goods sold and gross profit. Gross profit increased $52.9 million to $59.6 million for the three months ended September 30, 2006 from $6.7 million for the three months ended September 30, 2005. The increase was primarily the result of the additional gallons sold and the higher average ethanol price realized in the 2006 period. Ethanol production increased by 26.7 million gallons, or 91.3%, primarily as a result of the Fort Dodge Facility being operational in the 2006 period.
     Corn costs increased $12.7 million to $40.7 million for the three months ended September 30, 2006 from $28.0 million for the three months ended September 30, 2005. Corn costs represented 46.3% of our cost of goods sold before taking into account our co-product sales and 30.3% of our cost of goods sold after taking into account co-product sales for the three months ended September 30, 2006, compared to 55.6% of our cost of goods sold before taking into account our co-product sales and 38.1% of our cost of goods sold after taking into account co-product sales for the three months ended September 30, 2005. The increase in total corn costs was primarily the result of increased production volume from the Fort Dodge Facility, partially offset by a decrease in the price per bushel of corn in the 2006 period.
     Natural gas costs increased $5.8 million to $13.6 million for the three months ended September 30, 2006 from $7.8 million for the three months ended September 30, 2005, and accounted for 15.4% of our cost of goods sold for both the 2006 and 2005 periods. The increase in natural gas costs was attributable to the 91.3% increase in our production compared to the same period in 2005, partially offset by a decrease in natural gas prices per MMBTU in the 2006 period.
     Transportation expense increased $7.8 million to $14.8 million for the three months ended September 30, 2006 from $7.0 million for the three months ended September 30, 2005, primarily due to the additional volume of ethanol and co-products shipped, along with increased rail rates, in the 2006 period. Transportation expense accounted for 16.8% of our cost of goods sold for the three months ended September 30, 2006, compared to 14.0% of our cost of goods sold for the three months ended September 30, 2005.
     Labor and manufacturing overhead costs increased $4.0 million to $8.1 million for the three months ended September 30, 2006 from $4.1 million for the three months ended September 30, 2005. The increase was primarily due to increased production from the Fort Dodge Facility being operational in the 2006 period and not in the 2005 period.
     The net loss from derivatives included in cost of goods sold was $825,000 for the three months ended September 30, 2006, compared to a net loss of $6.1 million for the three months ended September 30, 2005. We mark all exchange traded corn futures contracts to market through cost of goods sold.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased $3.7 million to $7.4 million for the three months ended September 30, 2006 from $3.7 million for the three months ended September 30, 2005. The increase was primarily the result of increased management and administrative personnel in connection with the operations of the Fort Dodge Facility and the anticipated expansion of our business, as well as expenses associated with being a public reporting company in the 2006 period.

     Other income (expense). Net other income increased $5.3 million to $3.2 million for the three months ended September 30, 2006 from a net loss of $2.0 million for the three months ended September 30, 2005. For the 2006 period, we received $2.5 million of business interruption insurance proceeds with respect to damage to a key piece of equipment at the Fort Dodge Facility that occurred in 2005. In addition, we experienced increased interest income, partially offset by an increase in interest expense attributable to higher debt levels from our senior secured notes offering.
     Income taxes. The provision for income tax expense was $23.4 million and $1.7 million for the three months ended September 30, 2006 and 2005, respectively. The effective tax rate for the three months ended September 30, 2006 was 42.2%, compared to 186.6% for the three months ended September 30, 2005. The decrease in effective tax rate was primarily the result of 2005 losses from non-taxable consolidated subsidiaries prior to the business combination,
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
     Total revenues. Total revenues increased by $275.0 million, or 201.9%, to $411.3 million for the nine months ended September 30, 2006 from $136.3 million for the nine months ended September 30, 2005. The increase in total revenues was the result of a 121.7% increase in ethanol volume sold and an increase in average ethanol prices of $0.67 per gallon, or 44.3%, compared to the nine months ended September 30, 2005.
     Net sales from ethanol increased $249.5 million, or 221.4%, to $362.2 million for the nine months ended September 30, 2006 from $112.7 million for the nine months ended September 30, 2005. The average price of ethanol sold was $2.18 per gallon for the nine months ended September 30, 2006, compared to $1.51 per gallon for the nine months ended September 30, 2005.
     The net loss from derivatives included in net sales was $490,000 for the nine months ended September 30, 2006, compared to a net loss of $4.6 million for the nine months ended September 30, 2005.
     Net sales from co-products increased $19.0 million, or 84.3%, to $41.6 million for the nine months ended September 30, 2006 from $22.6 million for the nine months ended September 30, 2005. Co-product sales increased primarily as a result of the additional production volume from the Fort Dodge Facility, partially offset by a decrease in the average price per ton in the 2006 period.
     Net sales of VE85™ increased $5.3 million to $5.8 million for the nine months ended September 30, 2006 from $513,000 for the nine months ended September 30, 2005, primarily due to an increase in the number of retail outlets selling our product.
     Cost of goods sold and gross profit. Gross profit increased $140.6 million to $151.9 million for the nine months ended September 30, 2006 from $11.3 million for the nine months ended September 30, 2005. The increase was the result of the additional gallons sold and the higher average net realized price per gallon of ethanol for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Ethanol production increased by 91.8 million gallons, or 122.7%, primarily as a result of the Fort Dodge Facility being operational in the 2006 period and the completion of the Aurora Facility expansion project at the end of June 2005.
     Corn costs increased $52.4 million to $119.3 million for the nine months ended September 30, 2006 from $66.9 million for the nine months ended September 30, 2005. Corn costs represented 46.0% of our cost of goods sold before taking into account our co-product sales and 30.0% of our cost of goods sold after taking into account co-product sales for the nine months ended September 30, 2006, compared to 53.5% of our cost of goods sold before taking into account our co-product sales and 35.5% of our cost of goods sold after taking into account co-product sales for the nine months ended September 30, 2005. The increase in total corn costs was primarily the result of increased production volume from the Fort Dodge Facility and the Aurora Facility expansion, partially offset by a decrease in the price per bushel of corn in the 2006 period.
     Natural gas costs increased $25.4 million to $43.1 million for the nine months ended September 30, 2006 from $17.7 million for the nine months ended September 30, 2005, and accounted for 16.6% of our cost of goods sold for the nine months ended September 30, 2006, compared to 14.2% of our cost of goods sold for the nine months ended September 30, 2005. The increase in natural gas costs was attributable to the 122.7% increase in production compared to the same period in 2005, and an increase in the natural gas prices per MMBTU in the 2006 period.
     Transportation expense increased $23.4 million to $40.8 million for the nine months ended September 30, 2006 from $17.4 million for the nine months ended September 30, 2005, primarily due to additional volume of ethanol and co-products shipped, along with increased rail rates for the 2006 period. Transportation expense accounted for 15.7% of our cost of goods sold for the nine months ended September 30, 2006, compared to 13.9% of our cost of goods sold for the nine months ended September 30, 2005.
     Labor and manufacturing overhead costs increased $10.8 million to $23.5 million for the nine months ended September 30, 2006 from $12.7 million for the nine months ended September 30, 2005. The increase was primarily due to the Fort Dodge Facility being operational in the 2006 period as well as $1.1 million of charges for a non-management stock grant and $770,000 of charges related to accelerated vesting of stock-based compensation awards in connection with our IPO.
     The net loss from derivatives included in cost of goods sold was $7.3 million for the nine months ended September 30, 2006, compared to a net loss of $9.3 million for the nine months ended September 30, 2005.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $25.5 million to $33.6 million for the nine months ended September 30, 2006 from $8.1 million for the nine months ended September 30, 2005. Of this increase, $16.3 million was due to one-time charges related to accelerated vesting of stock-based compensation awards in connection with our IPO and $2.8 million was due to charges for expense related to stock-based compensation awards. The remaining increase was primarily the result of increased management and administrative personnel over the 2005 period in anticipation of the expansion of our business, as well as expenses associated with being a public reporting company in the 2006 period.
     Other income (expense). Net other expense increased $17.9 million to $22.9 million for the nine months ended September 30, 2006 from $4.9 million for the nine months ended September 30, 2005. The increase was primarily due to increased interest expense related to the change in the estimated fair value of a put warrant, partially offset by $2.5 million of insurance proceeds with respect to damage to the thermal oxidizer system at the Fort Dodge Facility that occurred in 2005. The charges related to the change in the estimated fair value of the put warrant were $19.7 million for the nine months ended September 30, 2006, compared to $1.4 million for the nine months ended September 30, 2005. The put warrant was exercised on June 8, 2006 and the underlying shares were sold in the IPO. The remaining increase was attributable to higher debt levels due to the financing for the construction of the Fort Dodge Facility and the Charles City Facility, partially offset by an increase in interest income on cash and cash equivalents and restricted cash not yet expended on construction.
     Income taxes. The provision for income tax expense was $41.1 million and $1.4 million for the nine months ended September 30, 2006 and 2005, respectively. The effective tax rate for the nine months ended September 30, 2006 was 43.1%, compared to a negative 79.3% for the nine months ended September 30, 2005. The unusual effective tax rate in 2005 was primarily the result of losses from non-taxable consolidated subsidiaries prior to the business combination. In addition, nondeductible expense associated with the increase in the estimated fair value of the put warrant and the accelerated vesting of incentive stock option and restricted stock awards in connection with our IPO increased the effective tax rate in 2006.
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
     In June 2006, we completed our IPO, selling 11 million shares at $23 per share, with net proceeds to the Company of $233.0 million. Combined with the cash generated from operations in the nine months ended September 30, 2006, we had approximately $362.7 million of unrestricted cash and cash equivalents at September 30, 2006. We also had approximately $79.7 million of cash remaining in escrow for the construction of the Charles City Facility at September 30, 2006.
     The following table summarizes our sources and uses of cash and cash equivalents from our unaudited condensed consolidated statements of cash flows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net cash provided by (used in) operating activities	$61,975	$(7,041)	$117,372	$(847)
Net cash used in investing activities	(11,140)	(26,409)	(16,419)	(72,485)
Net cash provided by (used in) financing activities	(1,132)	33,720	231,979	67,881

Net increase (decrease) in cash and cash equivalents	$49,703	$270	$332,932	$(5,451)

     We believe that net cash provided by operating activities is useful to investors and management as a measure of the ability of our business to generate cash which can be used to meet business needs and obligations or to re-invest in the Company for future growth.
     We financed our operations during the nine months ended September 30, 2006 primarily through cash flows from operating activities. At September 30, 2006, we had total unrestricted cash and cash equivalents of $362.7 million compared to $29.7 million at December 31, 2005. Cash provided by operating activities was $117.4 million for the nine months ended September 30, 2006, compared to $847,000 used by operating activities for the nine months ended September 30, 2005. The increase in operating cash flows was primarily due to the startup of the Fort Dodge Facility and the expansion of the Aurora Facility after September 30, 2005.
     Cash used in investing activities was $16.4 million for the nine months ended September 30, 2006 compared to cash used of $72.5 million for the nine months ended September 30, 2005. The decrease was due to the completion of construction of the Fort Dodge Facility in October 2005.
     Cash provided by financing activities for the nine months ended September 30, 2006 was $232.0 million, compared to $67.9 million provided by financing activities for the nine months ended September 30, 2005. The 2005 period included borrowings for construction of the Fort Dodge Facility, while the 2006 period included the net proceeds from our IPO.

     As of September 30, 2006, we had total debt of $210.0 million, before $1.1 million of unaccreted debt discount. In addition, we had total borrowing capacity of $22.7 million under our credit agreement. Letters of credit in an aggregate amount of $3.6 million have been issued under our credit agreement, leaving $19.1 million of remaining borrowing capacity at September 30, 2006.
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
     In addition to the construction of our Charles City, Hartley and Welcome Facilities, we may also consider additional opportunities for growing our production capacity, including the development of the American Milling sites and the expansion of one or more of our existing facilities. To finance any material acquisitions or joint ventures, expand our operations or make additional capital expenditures, we may need to seek additional sources of funding, including from the issuance of additional equity or debt. Acquisitions or further expansion of our operations could cause our indebtedness, and our ratio of debt to equity, to increase. Our ability to access these sources of capital is restricted by the indenture governing our senior secured notes and the terms of our credit agreement.
     Capital expenditures. We expect to make capital expenditures of approximately $55 million for the remainder of 2006. In 2007 we expect to spend between $400 million and $450 million for the construction of our previously announced ethanol production facilities, the development of alternative technologies, facility maintenance, operational improvements and further development of possible ethanol facility sites.
Critical Accounting Estimates
     Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements requires the use of estimates and assumptions which are based upon management’s current judgment. The process used by management encompasses its knowledge and experience about past and current events and certain assumptions on future events. The judgments and estimates regard the effects of matters that are inherently uncertain and that affect the carrying value of our assets and liabilities. We consider an accounting estimate to be critical if:
•	the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made; and

•	changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.
     Management has discussed the development and selection of critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the foregoing disclosures. In addition, there are other items within our financial statements that require estimation, but are not deemed critical, as defined above.
     The Company reaffirms its critical accounting policies and use of estimates as reported in the Form S-1. Management believes that other than the adoption of FASB Statement No. 123R, there have been no significant changes during the nine months ended September 30, 2006 to the items we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form S-1.
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
     The Company uses the Black-Scholes single option pricing model to determine the fair value for employee stock options, which can be affected by the Company’s stock price and several subjective assumptions, including:
•	expected stock price volatility – since we only recently became a publicly-traded company, we base a portion of this estimate on that of a comparable publicly-traded company;

•	expected forfeiture rate – we base this estimate on historic forfeiture rates, which may not be indicative of actual future forfeiture rates; and

•	expected term – we base this estimate on the mid-point between the average vesting period and expiration date, which may not equal the actual option term.
     If our estimates to calculate the fair value for employee stock options are not consistent with actual results, we may be exposed to gains or losses that could be material. See Note 5 of our Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The following section discusses significant changes in market risks since our latest fiscal year end. You should read this discussion in conjunction with the disclosures made in our Form S-1 and described in Part II, Item 1A of this quarterly report.
     In addition to risks inherent in our operations, we are exposed to various market risks. As a commodity-based business, we are subject to a variety of market factors, including the price relationship between ethanol and corn. During the nine months ended September 30, 2006, we experienced strong ethanol demand due to the phase-out of methyl tertiary-butyl ether, or MTBE, leading to tightened ethanol supply and favorable ethanol prices. In the first nine months of 2006, we experienced historically wide spreads between the price of ethanol and the price of corn, as shown in the following graph:
(1)	Ethanol prices are based on the monthly average of the daily closing price of U.S. average ethanol rack prices quoted by Bloomberg, L.P. (“Bloomberg”). The corn prices are based on the monthly average of the daily closing prices of the nearby corn futures quoted by the Chicago Board of Trade (“CBOT”) and assume a conversion rate of 2.8 gallons of ethanol produced per bushel of corn. The comparison between the ethanol and corn prices presented does not reflect the costs of producing ethanol other than the cost of corn, and should not be used as a measure of future results. This comparison also does not reflect the revenues that are received from the sale of distillers grains.
     We consider market risk to be the potential loss arising from adverse changes in market rates and prices. We are subject to significant market risk with respect to the price of ethanol, our principal product, and the price and availability of corn, the principal commodity used in our ethanol production process. In general, ethanol prices are influenced by the supply and demand for gasoline, the availability of substitutes and the effect of laws and regulations. Higher corn costs result in lower profit margins and, therefore, represent unfavorable market conditions. Traditionally, we have not been able to pass along increased corn costs to our ethanol customers. The availability and price of corn are subject to wide fluctuations due to unpredictable factors such as weather conditions during the corn growing season, carry-over from the previous crop year and current crop year yield, governmental policies with respect to agriculture and international supply and demand. Corn costs represented approximately 46.0% of our total cost of goods sold for the nine months ended September 30, 2006, compared to 53.5% for the nine months ended September 30, 2005. Over the ten-year period from 1996 through 2005, corn prices (based on the CBOT daily futures data) have ranged from a low of $1.75 per bushel in 2000 to a high of $5.48 per bushel in 1996, with prices averaging $2.47 per bushel during this period. At September 29, 2006, the CBOT price per bushel of corn was $2.63.
     We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process and has been historically subject to volatile market conditions. Natural gas prices and availability are affected by weather conditions and overall economic conditions. Natural gas costs represented 16.6% of our cost of goods sold for the nine months ended September 30, 2006, compared 14.2% to for the nine months ended September 30, 2005. The price fluctuation in natural gas prices over the six-year period from December 31, 1999 through December 28, 2005, based on the New York Mercantile Exchange, or NYMEX, daily futures data, has ranged from a low of $1.83 per MMBTU in 2001 to a high of $13.91 per MMBTU in 2005, averaging $5.25 per MMBTU during this period. At September 29, 2006, the NYMEX price of natural gas was $5.93 per MMBTU.
     We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our corn and natural gas requirements, ethanol contracts and the related exchange-traded contracts for 2005. Market risk related to these factors is estimated as the potential change in pre-tax income, resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas requirements and ethanol contracts (based on average prices for 2005) net of the corn and natural gas forward and futures contracts used to hedge our market risk with respect to our corn and natural gas requirements. The results of this analysis, which may differ from actual results, are as follows:

			Hypothetical
			Adverse	Change in
	Volume		Change in	Annual
	Requirements	Units	Price	Pre-Tax Income
	(in millions)			(in millions)
Ethanol	126.3	gallons	10%	$(20.0)
Corn	46.8	bushels	10	(9.9)
Natural gas	4.1	MMBTU	10	(3.7)
     As of September 30, 2006, approximately 9% of our estimated ethanol production for the next twelve months was subject to fixed price contracts and approximately 4% was sold on index contracts where a price has been established with an exchange-traded unleaded gasoline futures contract. In addition, we had contracted forward on a fixed price basis the following quantities of corn and natural gas, which represent the indicated percentages of our estimated requirements for these inputs for the next twelve months:

	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended	Twelve Months Ended
	December 31,	March 31,	June 30,	September 30,	September 30,
	2006	2007	2007	2007	2007
Corn (thousands of bushels) (1)	1,526	3,315	3,333	3,347	11,521
Percentage of estimated requirements	7%	16%	16%	11%	12%

Natural Gas (MMBTU)	720,000	—	—	—	720,000
Percentage of estimated requirements	42%	—%	—%	—%	9%

(1)	Represents our net corn position, which includes exchange-traded futures and forward purchase contracts. Changes in the value of these contracts are recognized in current period income.
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
     The principal raw material we use to produce ethanol and co-products, including dry and wet distillers grains, is corn. As a result, changes in the price of corn can significantly affect our business. In general, rising corn prices produce lower profit margins. Because ethanol competes with non-corn-based fuels, we generally are unable to pass along increased corn costs to our customers. At certain levels, corn prices may make ethanol uneconomical to use in fuel markets. Corn costs constituted approximately 46.0% of our total cost of goods sold for the nine months ended September 30, 2006, compared to 53.5% for the nine months ended September 30, 2005. Over the ten-year period from 1996 through 2005, corn prices (based on the CBOT daily futures data) have ranged from a low of $1.75 per bushel in 2000 to a high of $5.48 per bushel in 1996, with prices averaging $2.47 per bushel during this period. At September 29, 2006, the CBOT price per bushel of corn was $2.63.
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
     The spread between ethanol and corn prices can vary significantly and we do not expect the spread to remain at recent high levels. Our gross margin depends principally on the spread between ethanol and corn prices. During the five-year period from 2001 to 2005, ethanol prices (based on average U.S. ethanol rack prices from Bloomberg) have ranged from a low of $0.94 per gallon to a high of $2.76 per gallon, averaging $1.50 per gallon during this period. In the nine months ended September 30, 2006, ethanol prices have averaged $2.66 per gallon, reaching a high of $3.98 per gallon and a low of $1.72 per gallon (based on the daily closing prices from Bloomberg). In early 2006, the spread between ethanol and corn prices has been at historically high levels, driven in large part by high oil prices and historically low corn prices. However, this spread has fluctuated widely and fluctuations are likely to continue to occur. Any reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our results of operations and financial position.
     The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that we use in our manufacturing process.
     We rely upon third parties for our supply of natural gas, which is consumed in the manufacture of ethanol. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather conditions and overall economic conditions. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial position. Natural gas costs represented approximately 16.6% of our cost of goods sold for the nine months ended September 30, 2006, compared to 14.2% for the nine months ended September 30, 2005. The price fluctuations in natural gas prices over the six-year period from December 31, 1999 through December 28, 2005, based on the NYMEX daily futures data, has ranged from a low of $1.83 per MMBTU in 2001 to a high of $13.91 per MMBTU in 2005, averaging $5.25 per MMBTU during this period. At September 29, 2006, the NYMEX price of natural gas was $5.93 per MMBTU.
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
     Most of our revenues are and will continue to be derived from the sale of ethanol and the related co-products that we produce at our facilities. Our operations may be subject to significant interruption if any of our facilities experiences a major accident or is damaged by severe weather or other natural disasters. In addition, our operations may be subject to labor disruptions and unscheduled downtime, or other operational hazards inherent in our industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not be adequate to fully cover the potential operational hazards described above and we may not be able to renew this insurance on commercially reasonable terms or at all.
We may not be able to implement our expansion strategy as planned or at all.
     We plan to grow our business by investing in new or existing facilities and to pursue other business opportunities, such as marketing VE85™ and other ethanol-blended fuel. We believe that there is increasing competition for suitable sites. We may not find suitable additional sites for construction of new facilities or other suitable expansion opportunities.
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
     We must also obtain numerous regulatory approvals and permits in order to construct and operate additional or expanded facilities, including our Hartley and Welcome Facilities. These requirements may not be satisfied in a timely manner or at all. In addition, as described below under “—We may be adversely affected by environmental, health and safety laws, regulations and liabilities,” federal and state governmental requirements may substantially increase our costs, which could have a material adverse effect on our results of operations and financial position. Our expansion plans may also result in other unanticipated adverse consequences, such as the diversion of management’s attention from our existing operations.
     Our construction costs may also increase to levels that would make a new facility too expensive to complete or unprofitable to operate. Our construction contracts with respect to the construction of our Hartley Facility and our Welcome Facility do not limit our exposure to higher costs. Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other ethanol companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms. We may suffer significant delays or cost overruns as a result of a variety of factors, such as shortages of workers or materials, transportations constraints, adverse weather, unforeseen difficulties or labor issues, any of which could prevent us from commencing operations as expected at our facilities.

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
     Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing shareholder’s may be diluted, which could affect the market price of our common stock. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.
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
     Substantial development of infrastructure will be required by persons and entities outside our control for our operations, and the ethanol industry generally, to grow. Areas requiring expansion include, but are not limited to:
•	rail capacity;

•	storage facilities for ethanol;

•	truck fleets capable of transporting ethanol within localized markets;

•	refining and blending facilities to handle ethanol;

•	service stations equipped to handle ethanol fuels; and

•	the fleet of FFVs capable of using E85 fuel.
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
     According to the RFA, domestic ethanol production capacity has increased from 1.9 BGY as of January 2001 to an estimated 5.1 BGY at October 23, 2006. The RFA estimates that, as of October 23, 2006, approximately 3.5 BGY of additional production capacity is under construction. The ethanol industry in the U.S. now consists of more than 105 production facilities. Excess capacity in the ethanol industry would have an adverse effect on our results of operations, cash flows and financial position. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard for interest, overhead or fixed costs). This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.
     Excess capacity may also result from decreases in the demand for ethanol, which could result from a number of factors, including regulatory developments and reduced U.S. gasoline consumption. Reduced gasoline consumption could occur as a result of increased prices for gasoline or crude oil, which could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage. There is some evidence that this has occurred in the recent past as U.S. gasoline prices have increase
We may not be able to compete effectively in our industry.
     In the U.S., we compete with other corn processors, ethanol producers and refiners, including Archer Daniels Midland Company, Hawkeye Renewables, LLC, Aventine, and Cargill, Inc. As of October 23, 2006, the top ten producers accounted for approximately 44% of the ethanol production capacity in the U.S. according to the RFA. A number of our competitors are divisions of substantially larger enterprises and have substantially greater financial resources than we do. Smaller competitors also pose a threat. Farmer-owned cooperatives and independent firms consisting of groups of individual farmers and investors have been able to compete successfully in the ethanol industry. These smaller competitors operate smaller facilities which do not affect the local price of corn grown in the proximity to the facility as much as larger facilities like ours do. In addition, many of these smaller competitors are farmer owned and often require their farmer-owners to commit to selling them a certain amount of corn as a requirement of ownership. A significant portion of production capacity in our industry consists of smaller-sized facilities. Most new ethanol plants under development across the country are individually owned. In addition, institutional investors and high net worth individuals could heavily invest in ethanol production facilities and oversupply the demand for ethanol, resulting in lower ethanol price levels that might adversely affect our results of operations and financial position.
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

     On February 15, 2006, we notified Aventine that we will terminate our agreements with it on March 31, 2007. At the expiration of our agreements with Aventine, we intend to market and sell our ethanol directly to blenders, refiners and other end users. The marketing, sales, distribution, transportation, storage or administrative efforts we will need to undertake or arrange may not achieve results comparable to those achieved by marketing through Aventine. Any failure to successfully execute these responsibilities would have a material adverse effect on our results of operations and financial position. Our financial results in 2007 may be adversely affected by our need to establish inventory in storage locations to facilitate this transition.
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
     As of September 30, 2006, our total debt was $210.0 million, before unaccreted discount of $1.1 million. In addition, we had total borrowing capacity of approximately $22.7 million under our credit agreement. Letters of credit in an aggregate amount of 3.6 million have been issued under our credit agreement, leaving $19.1 million of remaining borrowing capacity at September 30, 2006. Our debt service requirements for 2006, based on our outstanding indebtedness as of September 30, 2006, total approximately $20.8 million, which includes interest payments on our senior secured notes and unused commitment fees under our credit agreement. Our substantial indebtedness could have important consequences for you by adversely affecting our financial position. Our substantial indebtedness could:
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
     We are or will become subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act no later than December 31, 2007. Section 404 requires annual management assessment of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. These reporting and other obligations will increasingly place significant demands on our management, administrative, operational, internal audit and accounting resources. We anticipate that we will need to upgrade our systems; implement additional financial and management controls, reporting systems and procedures; finish implementing an internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.
Our common stock price may be volatile and you may lose all or part of your investment.
     The market price of our common stock could fluctuate significantly. Those fluctuations could be based on various factors in addition to those otherwise described in this quarterly report, including:
•	our operating performance and the performance of our competitors;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry;

•	variations in general economic conditions;

•	the number of shares that are publicly traded;

•	actions of our existing shareholder’s, including sales of common stock by our directors and executive officers;

•	the arrival or departure of key personnel; and

•	other developments affecting us, our industry or our competitors.
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
Insiders effectively control a majority of our common stock and could sell shares.
     Our executive officers and directors as a group beneficially own approximately 67% of our outstanding common stock, including Donald L. Endres, our Chief Executive Officer, who beneficially owns approximately 42% of our outstanding common stock. As a result, if acting together, they effectively can control matters requiring shareholder approval without the cooperation of other shareholders. The interests of these shareholders may not always coincide with our interests as a company or the interests of other shareholders. Shares held by our executive officers and directors will be available for resale beginning December 11, 2006, subject to the requirements of, and the rules under, the Securities Act of 1933. The sale or prospect of the sale of a substantial number of these shares could have an adverse effect on the market price of our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (b). On June 13, 2006, our Registration Statement on Form S-1 (Registration No. 333-132861) became effective. A total of 20,987,500 shares of our common stock were registered pursuant to the Registration Statement. The IPO was completed on June 19, 2006. An aggregate of 11,000,000 shares of common stock were sold by the Company and 9,987,500 shares were sold by certain shareholder’s of the Company, which included 2,737,500 shares sold pursuant to an option granted by the shareholder’s to the underwriters to cover over-allotments. The underwriters for the offering were Morgan Stanley & Co. Incorporated, Lehman Brothers Inc. and A.G. Edwards & Sons, Inc.
     The IPO price was $23 per share. The Company and the selling shareholders received total proceeds of $235.9 million and $214.2 million, respectively, after deduction of underwriting discounts and commissions of $17.1 million and $15.5 million, respectively. Other expenses payable by the Company related to the IPO were $2.9 million.
     As of September 30, 2006, we had applied the $233.0 million of net proceeds we received from the offering as follows (dollars in millions):

Construction of facilities	$0.9
Purchase of real estate	1.9
Temporary investments	230.2
     None of the foregoing payments were to our directors or officers, or their associates, or to our affiliates or persons owning ten percent or more of our common stock.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation, as amended, of VeraSun Energy Corporation.*

3.2	Bylaws, as amended, of VeraSun Energy Corporation.*

4.1	Indenture, dated as of December 21, 2005, between VeraSun Energy Corporation, as Issuer, VeraSun Aurora Corporation, VeraSun Fort Dodge, LLC, VeraSun Charles City, LLC and VeraSun Marketing, LLC, as Subsidiary Guarantors, and Wells Fargo, N.A., as Trustee.*

4.2	Registration Rights Agreement, dated as of December 21, 2005, by and among VeraSun Energy Corporation, VeraSun Aurora Corporation, VeraSun Fort Dodge, LLC, VeraSun Charles City, LLC, VeraSun Marketing LLC, Lehman Brothers Inc. and Morgan Stanly & Co. Incorporated.*

4.3	Revolving Credit Agreement, dated as of December 21, 2005, among VeraSun Energy Corporation, First National Bank of Omaha, VeraSun Aurora Corporation, VeraSun Fort Dodge, LLC and VeraSun Charles City, LLC.*

4.4	First Supplemental Indenture, dated May 4, 2006, between VeraSun Energy Corporation, as Issuer, VeraSun Aurora Corporation, VeraSun Fort Dodge, LLC, VeraSun Charles City, LLC, VeraSun Marketing, LLC and VeraSun Welcome, LLC, as Subsidiary Guarantors, and Wells Fargo, N.A., as Trustee.*

4.5	Second Supplemental Indenture, dated August 21, 2006, between VeraSun Energy Corporation, as Issuer, VeraSun Aurora Corporation, VeraSun Fort Dodge, LLC, VeraSun Charles City, LLC, VeraSun Hartley, LLC, VeraSun Marketing, LLC, and VeraSun Welcome, LLC, as Subsidiary Guarantors, and Wells Fargo, N.A., as Trustee.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to VeraSun Energy Corporation’s Registration Statement on Form S-1, as amended (file number 333-132861).

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

VeraSun Energy Corporation

	By:	/s/ Donald L. Endres

Donald L. Endres
Date: November 6, 2006		Chief Executive Officer