Form 10-Q
period 2007-06-30
VERASUN ENERGY CORP
filed 2007-08-02
CIK 1343202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-32913
VeraSun Energy Corporation
(Exact name of registrant as specified in its charter)

South Dakota	20-3430241
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

100 22nd Avenue
Brookings, SD	57006
(Address of principal executive offices)	(Zip Code)
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
Yes ☐          No ☑
     The number of shares of Common Stock outstanding on July 27, 2007 was 78,288,737.

VERASUN ENERGY CORPORATION
JUNE 30, 2007
INDEX TO FORM 10-Q

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VERASUN ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$414,428	$318,049
Receivables	43,813	62,549
Inventories	76,969	39,049
Prepaid expenses	7,422	4,187
Derivative financial instruments	16,765	12,382

Total current assets	559,397	436,216

Restricted cash held in escrow	—	44,267
Designated cash and cash equivalents	249,516	—
Debt issuance costs, net	16,458	5,685
Goodwill	6,129	6,129
Other long-term assets	722	480

	272,825	56,561

Property and equipment, net	493,277	301,720

	$1,325,499	$794,497

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of deferred revenues	$95	$96
Accounts payable	64,334	36,391
Accrued expenses	8,984	2,961
Derivative financial instruments	21,924	11,331
Deferred income taxes	2,091	1,370

Total current liabilities	97,428	52,149

Long-term debt	656,776	208,905
Deferred revenues, less current portion	1,567	1,613
Deferred income taxes	30,294	25,399

	688,637	235,917

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.01 par value; authorized 250,000,000 shares; 77,994,433 and 75,463,640 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	780	755
Additional paid-in capital	434,848	417,049
Retained earnings	104,412	89,589
Accumulated other comprehensive loss	(606)	(962)

	539,434	506,431

Total Liabilities and Shareholders’ Equity	$1,325,499	$794,497

See accompanying notes to condensed consolidated financial statements.

VERASUN ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Net sales	$168,768	$152,308	$312,629	$262,189
Other revenues, incentive income	788	1,244	1,437	2,219

Total revenues	169,556	153,552	314,066	264,408
Cost of goods sold	137,071	90,616	272,337	172,126

Gross profit	32,485	62,936	41,729	92,282
Selling, general and administrative expenses	8,397	22,412	19,931	26,182

Operating income	24,088	40,524	21,798	66,100

Other income (expense):
Interest expense, including change in fair value of convertible put warrant in 2006	(6,179)	(13,766)	(7,931)	(30,062)
Interest income	5,362	2,302	8,907	3,970
Other income	30	19	32	21

	(787)	(11,445)	1,008	(26,071)

Income before income taxes	23,301	29,079	22,806	40,029
Income tax provision	8,165	9,526	7,982	17,741

Net income	$15,136	$19,553	$14,824	$22,288

Per Share data:
Income per common share — Basic	$0.20	$0.30	$0.19	$0.35
Basic weighted average number of common shares	76,998,341	64,828,596	76,357,188	63,627,172

Income per common share — diluted	$0.19	$0.29	$0.18	$0.33
Diluted weighted average number of common and common equivalent shares	80,918,850	68,484,396	80,697,289	67,028,128
See accompanying notes to condensed consolidated financial statements.

VERASUN ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except per share data)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$14,824	$22,288
Adjustments to reconcile net income to net cash provided by operating activities provided by operating activities:
Excess tax benefits from share-based payment arrangements	(6,865)	—
Change in derivative financial instruments	6,756	(3,331)
Depreciation	6,080	4,746
Deferred income taxes	5,425	10,485
Stock-based compensation expense	2,679	19,709
Amortization of debt issuance costs and debt discount	730	649
Accretion of deferred revenue	(48)	(47)
(Gain) loss on disposal of equipment	(83)	10
Change in fair value of convertible put warrant	—	19,670
Changes in current assets and liabilities:
(Increase) decrease in:
Receivables	18,697	(16,548)
Inventories	(37,920)	2,392
Prepaid expenses	(3,235)	1,109
Increase (decrease) in:
Accounts payable	11,059	(8,099)
Accrued expenses	6,023	2,364

Net cash provided by operating activities	24,122	55,397

Cash Flows from Investing Activities
Investment in designated cash and cash equivalents	(249,516)	—
Purchases of property and equipment	(129,551)	(6,117)
Payment of deposits	(202)	—
Proceeds from sale of equipment	6	838

Net cash used in investing activities	(379,263)	(5,279)

Cash Flows from Financing Activities
Proceeds from long-term debt	447,750	—
Debt issuance costs paid	(11,375)	(1,044)
Proceeds from the issuance of 2,530,793 and 12,731,446 shares of common stock, respectively	8,285	234,155
Excess tax benefits from share-based payment arrangements	6,865	—
Costs of raising capital	(5)	—

Net cash provided by financing activities	451,520	233,111

Net increase in cash and cash equivalents	96,379	283,229

Cash and Cash Equivalents
Beginning	318,049	29,714

Ending	$414,428	$312,943

See accompanying notes to condensed consolidated financial statements.

VERASUN ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands, except per share data)
Note 1. Unaudited Interim Condensed Consolidated Financial Statements
     The accompanying condensed consolidated balance sheet as of December 31, 2006 has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements of VeraSun Energy Corporation and its subsidiaries reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of our management, necessary for a fair presentation of their consolidated financial position and results of operations and cash flows. The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report for the year ended December 31, 2006 filed on Form 10-K with the Securities and Exchange Commission. VeraSun Energy Corporation and its subsidiaries are collectively referred to as “VeraSun,” the “Company,” “we,” “us” and “our”.
Nature of Business
     VeraSun is one of the largest ethanol producers in the United States based on production capacity, according to the Renewable Fuels Association (“RFA”). We focus primarily on the production and sale of ethanol and its co-products.
Principles of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of VeraSun Energy Corporation and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
     The accompanying condensed consolidated financial statements contain certain reclassifications to conform to the presentation used in the current period.
Revenue Recognition
     We recognize revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectibility is reasonably assured. Sales and related costs of goods sold are included in income upon delivery to our customers at terminals or other locations. Generally, there are no formal customer acceptance requirements or further obligations relating to our products. If such requirements or obligations exist, we recognize the related revenues when the requirements are completed and the obligations are fulfilled. Shipping and handling charges to customers are included in revenue.
     We receive incentives to produce ethanol from state and federal entities. In accordance with the terms of these arrangements, incentive income is recognized when we produce ethanol or blend ethanol with gasoline to produce E85.
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period.
     We use estimates and assumptions in accounting for the following significant matters, among others:
•	Allowances for doubtful accounts

VERASUN ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in thousands, except per share data)
•	Inventory valuation and allowances

•	Fair value of derivative instruments and related hedged items

•	Useful lives of property, equipment and intangible assets

•	Asset retirement obligations

•	Long-lived and intangible asset impairments

•	Contingencies

•	Fair value of options and restricted stock granted under our stock-based compensation plans

•	Tax related items
     Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements. We periodically review estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. The revisions to estimates or assumptions during the periods presented in the accompanying condensed consolidated financial statements were not considered to be significant.
Designated Cash and Cash Equivalents
     In connection with our sale of $450 million of senior notes in April, 2007 (see Note 8) we stated our intent to use an aggregate of $280 million of the proceeds to finance the costs of construction and startup of our proposed ethanol production facility near Reynolds, Indiana and the costs to purchase and install corn oil extraction equipment at our ethanol production facilities. The $249,516 of designated cash represents the balance of those proceeds after deduction of cash spent to date on those two projects. That balance is not subject to any escrow arrangement, and our plans with respect to those projects and the designation of such cash may change in future periods.
Recent Events
     On April 1, 2007, we began marketing and selling our ethanol to customers directly. In connection with this activity, we have established our own marketing, transportation and storage infrastructure. We lease 900 tanker railcars and have contracted with storage depots near our customers and at our strategic locations to ensure efficient delivery of our ethanol. We have also hired a marketing and sales force, as well as logistical and other operational personnel to staff our distribution activities. The termination of our relationship with Aventine Renewable Energy Holdings, Inc. (“Aventine”), which previously provided marketing and sales services, changed our customer base. For the six months ended June 30, 2007, we had two customers that each exceeded 10% of total sales and on a combined basis represented 49.5% of total sales. For the three months ended June 30, 2007, we had four customers that each exceeded 10% of total sales and on a combined basis represented 59.4% of total sales.
     Our Charles City, Iowa facility began start up operations as of the end of first quarter 2007. The facility is now operating at full capacity. Costs incurred during its start-up period were expensed as incurred.
     On July 22, 2007, we entered into an agreement to acquire a company with three ethanol production facilities and two development sites. See Note 9 below.

VERASUN ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in thousands, except per share data)
Note 2. Inventories
     A summary of inventories is as follows:

	June 30	December 31,
	2007	2006
	(unaudited)
Ethanol	$37,415	$3,339
Corn	23,201	24,492
Supplies	9,700	7,084
Work in process	3,445	2,489
Chemicals	2,312	1,214
Distillers grains	896	431

	$76,969	$39,049

VERASUN ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in thousands, except per share data)
Note 3. Earnings Per Common Share
     Basic earnings per common share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur, using the treasury stock method, if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the Company’s earnings, unless the effect is antidilutive.
     A reconciliation of net income and common stock share amounts used in the calculation of basic and diluted EPS for the three months ended June 30, 2007 and 2006 follows:

		Weighted
		Average
	Net	Shares	Per Share
	Income	Outstanding	Amount
2007:
Basic EPS	$15,136	76,998,341	$0.20
Effects of dilutive securities:
Stock options, restricted stock and warrants — antidilutive	—	3,920,509	(0.01)

Diluted EPS	$15,136	80,918,850	$0.19

2006:
Basic EPS	$19,553	64,828,596	$0.30
Effects of dilutive securities:
Exercise of stock options, restricted stock and warrants	—	3,655,800	(0.01)

Diluted EPS	$19,553	68,484,396	$0.29

     A reconciliation of net income and common stock share amounts used in the calculation of basic and diluted EPS for the six months ended June 30, 2007 and 2006 follows:

		Weighted
		Average
	Net	Shares	Per Share
	Income	Outstanding	Amount
2007:
Basic EPS	$14,824	76,357,188	$0.19
Effects of dilutive securities:
Stock options, restricted stock and warrants — antidilutive	—	4,340,101	(0.01)

Diluted EPS	$14,824	80,697,289	$0.18

2006:
Basic EPS	$22,288	63,627,172	$0.35
Effects of dilutive securities:
Exercise of stock options, restricted stock and warrants	—	3,400,956	(0.02)

Diluted EPS	$22,288	67,028,128	$0.33

     Performance-based stock option awards for 620,041 shares at a weighted average exercise prices of $2.08 per share in the three months ended June 30, 2006 were not included in the computation of diluted EPS since the accounting “grant date” had not yet occurred.

VERASUN ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in thousands, except per share data)
Note 4. Comprehensive Income
     The components of comprehensive income, net of income tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$15,136	$19,553	$14,824	$22,288
Unrealized gain (loss) from hedging activities	(606)	(2,188)	356	(2,797)

Comprehensive income	$14,530	$17,365	$15,180	$19,491

Note 5. Business Segment Information
     Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance.
     In connection with the termination of our marketing arrangement with Aventine on March 31, 2007, we re-evaluated our operating segments based on the application of SFAS 131 and have identified one reportable business segment, the manufacture and marketing of fuel-grade ethanol and the co-products of the ethanol production process as all of our operating segments meet the requirements of aggregation. Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue and certain expenses for purposes of assessing financial performance and making operating decisions. Accordingly, we consider ourselves to be operating in a single industry segment. Previously, we had two reportable segments, ethanol production and other.

VERASUN ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in thousands, except per share data)
Note 6. Material Commitments
     In September 2006, we entered into an agreement for construction of three ethanol production facilities. We began construction of two of these facilities, Hartley, Iowa and Welcome, Minnesota in the fourth quarter of 2006 and broke ground for a third facility, Reynolds, Indiana, in April 2007. We had acquired the rights to land for the Reynolds facility from an affiliate of American Milling, LP. In connection with acquiring the land rights, we issued 150,000 shares of our common stock in March 2007 and an additional 150,000 shares in June 2007 when required air permits were obtained.
     We are party to contracts with consultants, independent contractors and other service providers in which we have agreed to indemnify such parties against certain liabilities. Based on historical experience and our assessment of the likelihood that such parties will make claims against us, we believe these indemnification obligations are not material. As of the date of this report, we are not aware of any claims against us.
     We believe we are in compliance with applicable environmental laws and regulations and that our environmental controls are adequate to address existing regulatory requirements.
Note 7. Income Tax
     Recently issued accounting standards: We adopted the provisions of Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, we had accounted for tax contingencies in accordance with SFAS No 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No 109, Accounting for Income Taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied Interpretation 48 to all tax positions for which the statute of limitations remained open. We recognized no material adjustment in the liability for unrecognized income tax benefits as a result of implementing Interpretation 48.
     The amount of unrecognized tax benefits as of January 1, 2007 was zero. There have been no material changes in unrecognized tax benefits since January 1, 2007.
     We are subject to income taxes in the U.S. federal jurisdiction and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to the U.S. federal, state or local income tax examinations by tax authorities for the years before 2003.
     We are currently under examination by the Internal Revenue Service for tax year 2004 and the short tax year through September 30, 2005. We expect these examinations to be concluded and settled in the next 12 months. We have — not recorded any material adjustment in the liability for unrecognized income tax benefits related to this audit.
     We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. We did not accrue any amounts for the payment of interest and penalties at January 1, 2007. Subsequent changes to accrued interest and penalties are not applicable.

Note 8. Long-Term Debt
VERASUN ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in thousands, except per share data)
     The following table summarizes our long-term debt at the dates indicated:

	As of June 30, 2007	As of December 31, 2006
	(unaudited)
Existing credit facility	$—	$—
9 7/8% senior secured notes due 2012	210,000	210,000
9 3/8% senior notes due 2017	450,000	—

Aggregate principal amount	660,000	210,000
Unamortized discount	(3,224)	(1,095)

Total	$656,776	$208,905

     In April 2007, we issued $450 million aggregate principal amount of Senior Notes due 2017 at 99.5%. The notes bear interest at a fixed rate of 9.375% and are recorded net of unamortized debt discount of $2.3 million. The notes mature in full on June 1, 2017. They may be redeemed at any time prior to June 1, 2012 by paying a make-whole premium and may be redeemed at any time after June 1, 2012 at specified redemption prices. Interest is paid on a semi-annual basis on June 1 and December 1 of each year beginning on December 1, 2007. The proceeds have been or are being used: to finance costs of construction and startup of the production facility near Reynolds, Indiana; to finance costs to purchase and install corn oil extraction equipment at certain facilities; to pay estimated offering fees and expenses ; and for general corporate purposes.
     The indenture governing the 2017 Notes contains restrictive covenants which, among other things, limit our ability (subject to exceptions) (a) to make restricted payments (which limits redemption of capital stock, voluntary debt repayments, and investments); (b) incur additional debt; (c) engage in transactions with shareholders and affiliates; (d) pay dividends and other payments restrictions affecting subsidiaries; (e) incur liens on assets; (f) sell assets; and (g) engage in unrelated businesses.
     Under the registration rights agreement that was executed in connection with this debt offering, we agree to: (a) cause the exchange offer to be completed within 365 days after the notes are issued and (b) file a shelf registration statement within 365 days after the notes are issued for the resale of the notes if we cannot effect an exchange offer and in some other circumstances. If we have not effected the exchange offer for the Notes or caused a shelf registration statement with respect to resale of the notes to be declared effective on or prior to such date that is 365 days after the closing date, the annual interest rate will increase by 0.25% per annum and by an additional 0.25% for each subsequent 90-day period, up to a maximum of 1.0% per annum, until all registration defaults have been cured.
Note 9. Subsequent Event
     On July 22, 2007, we entered into a Unit Purchase Agreement (“the Unit Purchase Agreement”) with ASAlliances Biofuels, LLC (“ASAlliances”). The Unit Purchase Agreement provides for our purchase by the Company of all of the equity interests in ASA OpCo Holdings, LLC from ASAlliances for an aggregate purchase price of $725 million, comprised of the issuance of 13,801,384 shares of our common stock (valued at $200 million), the payment of $250 million of cash and $275 million in project financing. ASA OpCo Holdings, LLC owns companies with three biorefineries with an expected production capacity of 330 MMGY and two developmental sites. We also agreed to register, within 180 days of the acquisition date, the shares to be issued in the transaction . The parties have made customary representations, warranties and covenants in the Unit Purchase Agreement. The sale and purchase is subject to clearance under the Hart-Scott-Radino Antitrust Improvements Act as well as other customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD LOOKING STATEMENTS
     The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report and the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2007. VeraSun Energy Corporation and its subsidiaries are collectively referred to as the “Company,” “we,” “us” and “our”.
     This management’s discussion and analysis of financial condition and results of operations (“MD&A”) contains forward-looking statements which are subject to risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Part II, Item 1A of this quarterly report. These forward-looking statements include any statements related to our expectations regarding future performance or conditions, including construction of new facilities, the production volumes of those facilities, anticipated costs to construct new facilities, completion of pending or future acquisitions, development of alternative technologies, future marketing arrangements and the adequacy of anticipated sources of cash to fund our future capital requirements. Our actual results may differ materially from those discussed in the forward-looking statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.
Business Overview
     VeraSun is one of the largest ethanol producers in the United States based on production capacity, according to the Renewable Fuels Association (“RFA”). We focus primarily on the production and sale of ethanol and its co-products. This focus has enabled us to significantly grow our ethanol production capacity and to work with automakers, fuel distributors, trade associations and consumers to increase the demand for ethanol. As an industry leader, we play an active role in developments within the renewable fuels industry.
     Ethanol is a type of alcohol produced in the U.S. principally from corn. Ethanol is primarily used as a blend component in the U.S. gasoline fuel market, which approximated 142 billion gallons in 2006 according to the Energy Information Administration (“EIA”). Refiners and marketers have historically blended ethanol with gasoline to increase octane and reduce tailpipe emissions. The ethanol industry has grown significantly over the last few years, expanding production capacity at a compounded annual growth rate of approximately 22% from 2000 to 2006. We believe the ethanol market will continue to grow as a result of ethanol’s cleaner burning characteristics, a shortage of domestic petroleum refining capacity, geopolitical concerns, and federally mandated renewable fuel usage. We also believe that E85, a fuel blend composed primarily of 85% ethanol, may become increasingly important as an alternative to unleaded gasoline.
     We own and operate three of the largest ethanol production facilities in the U.S., with a combined ethanol production capacity of 340 million gallons per year, or “MMGY.” As of July 27, 2007, our ethanol production capacity represented approximately 5.3% of the total ethanol production capacity in the U.S., according to the RFA. Upon completion of our facilities under construction and the closing of our pending acquisition of ASA OpCo Holdings, LLC, we expect to have 560 MMGY of production capacity by the end of 2007 and one billion gallons per year of capacity by the end of 2008. See Note 9 of Notes to Condensed Consolidated Financial Statements in Part I of this quarterly report.
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
     Our facility in Aurora, South Dakota commenced operations in December 2003 and our facility in Fort Dodge, Iowa commenced operations in October 2005. We commenced startup operations at our facility in Charles City, Iowa as of the end of the first quarter of 2007. Construction of our facilities in Hartley, Iowa, and Welcome, Minnesota commenced in late 2006, and we expect those facilities to begin production by the end of the first quarter of 2008. We also broke ground for a facility in Reynolds, Indiana in April 2007 and expect to begin operations there by the end of 2008.

     We re-evaluated our operating segments based on the application of SFAS 131 and have identified one reportable business segment, the manufacture and marketing of fuel-grade ethanol and the co-products of the ethanol production process as all of our operating segments meet the requirements of aggregation. Previously, we had two reportable segments, ethanol production and other.
Executive Summary
     Highlights for the six months ended June 30, 2007 are as follows:
•	Total revenues increased 18.8%, or $49.7 million compared to the 2006 comparable period.

•	Cash flows provided by operating activities were $24.1 million.

•	Net income was $14.8 million compared to net income of $22.3 million for the 2006 period.

•	Ethanol shipped was 123.6 million gallons, an increase of 12.0 million gallons or 10.7%, from the 2006 period.

•	Production volume was 140.9 million gallons, up 30.2 million gallons or 27.3% compared to the 2006 period.

•	Earnings per diluted share was $0.18 for the six month period ended June 30, 2007 compared to $0.33 for the comparable 2006 period.
Components of Revenues and Expenses
     Total revenues. Our primary source of revenue is the sale of ethanol produced at our Aurora, Fort Dodge and Charles City facilities. Our principal sources of revenue are:
•	the sale of ethanol;

•	the sale of distillers grains, which are co-products of the ethanol production process; and

•	the sale of ethanol blended VE85tm fuel.
     The selling prices for our ethanol are largely determined by the market demand for ethanol, which, in turn, is influenced by the industry factors described elsewhere in this report.
     Cost of goods sold and gross profit. Our gross profit is derived from our total revenues less our cost of goods sold. Our cost of goods sold is mainly affected by the cost of corn, natural gas and transportation. Corn is our most significant raw material cost. The price of corn is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The spot price of corn tends to rise during the spring planting season and tends to decrease during the fall harvest. We purchase natural gas to power steam generation in our ethanol production process and to dry our distillers grains. Natural gas represents our second largest cost. Cost of goods sold also includes net gain or loss from derivatives relating to corn and natural gas. Transportation expense represents the third major component of our cost of goods sold. Transportation expense includes freight and shipping of our ethanol and co-products, as well as costs incurred in storing ethanol at destination terminals.

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
     Other income (expense). Other income (expense) includes the interest on our long-term debt and notes payable, the change in fair value of a put warrant (in the 2006 periods), debt extinguishment costs and the amortization of the related fees to execute required financing agreements. We expect interest expense, net of interest capitalized as part of new plant construction, to increase significantly as a result of our issuance of additional debt in the second quarter of 2007.
Results of Operations
     The following table sets forth, for the periods presented, revenues, expenses and net income, as well as the percentage relationship to total revenues of specified items in our condensed consolidated statement of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
			(unaudited)
			(dollars in thousands)			(dollars in thousands)
Total revenues	$169,556	100.0%	$153,552	100.0%	$314,066	100.0%	$264,408	100.0%
Cost of goods sold	137,071	80.8	90,616	59.0	272,337	86.7	172,126	65.1

Gross profit	32,485	19.2	62,936	41.0	41,729	13.3	92,282	34.9
Selling, general and administrative expenses	8,397	5.0	22,412	14.6	19,931	6.3	26,182	9.9

Operating income	24,088	14.2	40,524	26.4	21,798	7.0	66,100	25.0
Other income (expense), net	(787)	(0.5)	(11,445)	(7.5)	1,008	0.3	(26,071)	(9.9)

Income before income taxes	23,301	13.7	29,079	18.9	22,806	7.3	40,029	15.1
Income tax expense	8,165	4.8	9,526	6.2	7,982	2.5	17,741	6.7

Net income	$15,136	8.9%	$19,553	12.7%	$14,824	4.8%	$22,288	8.4%

     The following table sets forth other key data for the periods presented (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating data:
Ethanol sold (gallons) (1)	63,368	57,104	123,579	111,585
Average gross price of ethanol sold (dollars per gallon)	$2.21	$2.39	$2.15	$2.09
Average corn cost per bushel	3.62	2.17	3.77	2.02
Average natural gas cost per MMBTU	7.59	7.75	7.85	8.69
Average dry distillers grains gross price per ton	96	83	93	84

Other financial data:
EBITDA (2)	$33,027	$45,227	$36,817	$74,837
Net cash flows provided by operating activities	4,357	37,996	24,122	55,397

(1)	Excludes ethanol sold in VE85™ sales.

(2)	EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization. Amortization of debt issuance costs and debt discount are included in interest expense.

Non-GAAP Financial Measures
     We believe that earnings before income taxes, depreciation and amortization, or EBITDA, is useful to investors and management in evaluating our operating performance in relation to other companies in our industry because the calculation of EBITDA generally eliminates the effects of financings and income taxes, which items may vary for different companies for reasons unrelated to overall operating performance. EBITDA is a non-GAAP financial measure and has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for net income or any other measure of performance under GAAP, or to cash flows from operating, investing or financing activities as a measure of liquidity. Some of the limitations of EBITDA are:
•	EBITDA does not reflect our cash used for capital expenditures;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized often will have to be replaced and EBITDA does not reflect the cash requirements for replacements;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital requirements;

•	EBITDA does not reflect the cash necessary to make payments of interest or principal on our indebtedness; and

•	EBITDA includes non-recurring payments to us which are reflected in other income.
     We compensate for these limitations by relying on our GAAP results, as well as on our EBITDA.
     The following table reconciles our EBITDA to net income for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$15,136	$19,553	$14,824	$22,288
Depreciation	3,547	2,382	6,080	4,746
Interest expense	6,179	13,766	7,931	30,062
Income tax expense	8,165	9,526	7,982	17,741

EBITDA	$33,027	$45,227	$36,817	$74,837

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
     Total revenues. Total revenues, which includes revenue from the sale of ethanol, distillers grains and VE85™, increased by $16.0 million, or 10.4%, to $169.6 million for the three months ended June 30, 2007 from $153.5 million for the three months ended June 30, 2006. The increase in total revenues was primarily the result of an 11.0% increase in ethanol volume sold partially offset by a decrease in average ethanol prices of $0.18 per gallon, or 7.6%, compared to the three months ended June 30, 2006. Ethanol production increased by 24.7 million gallons, or 43.6%, as a result of the added capacity from bringing the Charles City, Iowa facility on-line in April 2007.
     Net sales from ethanol increased $6.3 million, or 4.6%, to $142.3 million for the three months ended June 30, 2007 from $136.0 million for the three months ended June 30, 2006. The impact of increased volume, primarily from the additional Charles City capacity, was $15.0 million partially offset by an $8.7 million reduction due to lower prices. The average price of ethanol sold was $2.21 per gallon for the three months ended June 30, 2007 compared to $2.39 per gallon for the three months ended June 30, 2006.
     The net loss from derivatives included in net sales was $1.0 million and $1.9 million for the three months ended June 30, 2007 and 2006, respectively.
     Net sales from co-products increased $8.5 million, or 60.3%, to $22.5 million for the three months ended June 30, 2007 from $14.0 million for the three months ended June 30, 2006. The impact of increased volume from the additional Charles City capacity was $5.7 million and the impact of higher prices was $2.8 million.
     Net sales of VE85TM , our branded E85 product, increased $1.7 million to $4.0 million for the three months ended June 30, 2007 from $2.3 million for the three months ended June 30, 2006, primarily due to an increase in the number of retail outlets selling our product.

     Cost of goods sold and gross profit. Gross profit decreased $30.5 million to $32.5 million for the three months ended June 30, 2007 from $62.9 million for the three months ended June 30, 2006. The decrease in gross profit was primarily due to higher corn costs, partially offset by an increase in ethanol volume produced in the 2007 period compared to the 2006 period. Results for the full year 2007 are also expected to be adversely affected by these relatively higher corn costs.
     Corn costs increased $38.7 million to $81.7 million for the three months ended June 30, 2007 from $43.0 million for the three months ended June 30, 2006. Corn costs represented 59.6% of our cost of goods sold before taking into account our co-product sales and 43.2% of our cost of goods sold after taking into account co-product sales for the three months ended June 30, 2007, compared to 47.7% of our cost of goods sold before taking into account our co-product sales and 32.1% of our cost of goods sold after taking into account co-product sales for the three months ended June 30, 2006.
     The increase in total corn costs in the 2007 period was primarily driven by an increase in cash corn prices compared to the 2006 period. In addition, our 2007 corn costs included mark-to-market gain of $5.4 million for derivatives relating to future deliveries of corn. We had recorded a mark-to-market loss of $2.7 million in the 2006 period, resulting in an $8.1 million decrease in corn costs between the periods as a result of these mark-to-market adjustments.
     The net gain from derivatives included in cost of goods sold was $4.9 million for the three months ended June 30, 2007 compared to a net loss of $3.0 million for the three months ended June 30, 2006. The increase was primarily due to the mark-to-market adjustment described above. We mark all exchange traded corn futures contracts to market through costs of goods sold.
     Natural gas costs increased $0.9 million to $14.4 million for the three months ended June 30, 2007 from $13.5 million for the three months ended June 30, 2006, and accounted for 10.5% of our cost of goods sold for the three months ended June 30, 2007 compared to 15.0% of our cost of goods sold for the three months ended June 30, 2006. The increase in natural gas costs was attributable to an increase in our production compared to the same period in 2006, partially offset by a decrease in natural gas prices per million British Thermal Units, or MMBTU in the 2007 period.
     Transportation expense increased $0.2 million to $14.1 million for the three months ended June 30, 2007 from $13.9 million for the three months ended June 30, 2006, primarily due to the termination of our marketing agreement with Aventine, additional volume of ethanol and co-products shipped, and increased rail rates in the 2007 period. Transportation expense accounted for 10.3% of our cost of goods sold for the three months ended June 30, 2007 compared to 15.4% of our cost of goods sold for the three months ended June 30, 2006.
     Labor and manufacturing overhead costs increased $1.5 million to $10.2 million for the three months ended June 30, 2007 from $8.7 million for the three months ended June 30, 2006. The increase was primarily due to additional production at our Charles City, Iowa facility.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $14.0 million to $8.4 million for the three months ended June 30, 2007 from $22.4 million for the three months ended June 30, 2006. The decrease was primarily the result of a charge to stock compensation expense of $16.3 million in the 2006 period in connection with our initial public offering, or IPO, partially offset by increased management and administrative costs in the 2007 period to support our growth and public company status.
     Other income (expense). Interest expense decreased $7.6 million to $6.2 million for the three months ended June 30, 2007, compared to $13.8 million for the three months ended June 30, 2006. Interest expense in the 2006 period included a charge of $8.7 million relating to a warrant that was fully exercised in connection with our IPO.
     Interest income increased $3.1 million to $5.4 million for the three months ended June 30, 2007, compared to $2.3 million for the three months ended June 30, 2006. The increase was primarily attributable to the interest on funds received from our IPO and issuance of additional debt.
     Income taxes. The income tax expense was $8.2 million for the three months ended June 30, 2007, versus income tax expense of $9.5 million for the three months ended June 30, 2006. The effective tax rate for the three months ended June 30, 2007 was 35.0%, compared to 32.8% for the three months ended June 30, 2006. The increase in effective tax rate was due to an increase in non-deductible stock compensation in 2007.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     Total revenues. Total revenues, which includes revenue from the sale of ethanol, distillers grains and VE85™, increased by $49.7 million, or 18.8%, to $314.1 million for the six months ended June 30, 2007 from $264.4 million for the six months ended June 30, 2006. The increase in total revenues was primarily the result of a 10.7% increase in ethanol volume sold and an increase in average ethanol prices of $0.07 per gallon, or 3.3%, compared to the six months ended June 30, 2006. Ethanol production increased by 30.2 million gallons, or 27.3%, as a result of the added capacity from bringing the Charles City, Iowa facility on-line in April 2007.
     Net sales from ethanol increased $36.1 million, or 15.6%, to $267.8 million for the six months ended June 30, 2007 from $231.7 million for the six months ended June 30, 2006. The impact of increased volume, primarily from the additional Charles City capacity was $25.0 million and the impact from higher prices was $11.1 million. The average price of ethanol sold was $2.15 per gallon for the six months ended June 30, 2007 compared to $2.09 per gallon for the six months ended June 30, 2006.
     The net loss from derivatives included in net sales was $1.0 million for the six months ended June 30, 2007 compared to a net loss of $1.4 million for the six months ended June 30, 2006.
     Net sales from co-products increased $11.4 million, or 41.4%, to $39.0 million for the six months ended June 30, 2007 from $27.6 million for the six months ended June 30, 2006. Co-product sales increased $7.4 million primarily as a result of the additional production volume from the Charles City Facility and $4.0 million due to an increase in the average price per ton in the 2007 period.
     Net sales of VE85TM, our branded E85 product, increased $2.9 million to $5.9 million for the six months ended June 30, 2007 from $2.9 million for the six months ended June 30, 2007, primarily due to an increase in the number of retail outlets selling our product.
     Cost of goods sold and gross profit. Gross profit decreased $50.5 million to $41.7 million for the six months ended June 30, 2007 from $92.3 million for the six months ended June 30, 2006. The decrease in gross profit was primarily due to higher corn costs, partially offset by an increase in ethanol volume sold in the 2007 period compared to the 2006 period. Results for the full year 2007 are also expected to be adversely affected by these relatively higher corn costs.
     Corn costs increased $86.8 million to $165.4 million for the six months ended June 30, 2007 from $78.7 million for the six months ended June 30, 2006. Corn costs represented 60.7% of our cost of goods sold before taking into account our co-product sales and 52.5% of our cost of goods sold after taking into account co-product sales for the six months ended June 30, 2007, compared to 45.9% of our cost of goods sold before taking into account our co-product sales and 29.8% of our cost of goods sold after taking into account co-product sales for the six months ended June 30, 2006.
     The increase in total corn costs in the 2007 period was primarily driven by an increase in cash corn prices compared to the prior period. In addition, our 2007 corn costs included mark-to-market gains of $0.1 million for derivatives relating to future deliveries of corn. We had a mark-to-market gain of $2.6 million in the 2006 period, resulting in a $2.5 million increase in corn costs between the periods as a result of these mark-to-market adjustments.
     The net loss from derivatives included in cost of goods sold was $8.1 million for the six months ended June 30, 2007 compared to a net loss of $2.6 million for the six months ended June 30, 2006. The increase was primarily due to the mark-to-market adjustment described above. We mark all exchange traded corn futures contracts to market through costs of goods sold.
     Natural gas costs decreased $0.7 million to $28.9 million for the six months ended June 30, 2007 from $29.5 million for the six months ended June 30, 2006, and accounted for 10.6% of our cost of goods sold for the six months ended June 30, 2007 compared to 17.2% of our cost of goods sold for the six months ended June 30, 2006. The decrease in natural gas costs was attributable to a decrease in natural gas prices per MMBTU ($7.85 in 2007 and $8.69 in 2006), partially offset by higher production, primarily from the additional Charles City capacity.
     Transportation expense increased $4.4 million to $30.4 million for the six months ended June 30, 2007 from $26.0 million for the six months ended June 30, 2006, primarily due to additional volume of ethanol and co-products shipped, and increased rail rates for the 2007 period. Transportation expense accounted for 11.2% of our cost of goods sold for the six months ended June 30, 2007 compared to 15.1% of our cost of goods sold for the six months ended June 30, 2006.

     Labor and manufacturing overhead costs increased $3.7 million to $19.0 million for the six months ended June 30, 2007 from $15.4 million for the six months ended June 30, 2006. The increase was primarily due to the Charles City Facility being operational in the 2007 period as well additional staffing needed to achieve higher production rates from our operating facilities.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $6.3 million to $19.9 million for the six months ended June 30, 2007 from $26.2 million for the six months ended June 30, 2006. The decrease was primarily the result of a charge to stock compensation expense in the 2006 period of $16.3 million in connection with our IPO, partially offset by increased management and administrative costs in the 2007 period to support our growth and public company status.
     Other income (expense). Interest expense decreased $22.1 million to $7.9 million for the six months ended June 30, 2007 compared to $30.1 million for the six months ended June 30, 2006. Interest expense in the 2006 period included a charge of $19.7 million relating to a warrant that was fully exercised in connection with our IPO.
     Interest income increased $4.9 million to $8.9 million for the six months ended June 30, 2007 compared to $4.0 million for the six months ended June 30, 2006. The increase was primarily attributable to the interest on funds received from our IPO and issuance of additional debt.
     Income taxes. The income tax expense was $8.0 million and $17.7 million for the six months ended June 30, 2007 and 2006, respectively. The effective tax rate for the six months ended June 30, 2007 was 35.0% compared to 44.3% for the six months ended June 30, 2006. The effective tax rate was higher in 2006 due to nondeductible expense associated with the increase in the estimated fair value of the put warrant and the accelerated vesting of incentive stock option and restricted stock awards in connection with our IPO.
Liquidity and Capital Resources
     Our principal sources of liquidity consist of the issuance of common stock, cash and cash equivalents on hand, cash provided by operations and available borrowings under our credit agreement. We have also issued long-term debt as a source of funds, including $210.0 million aggregate principal amount of senior secured notes in December 2005 and $450.0 million aggregate principal amount of senior notes in May 2007. In addition to funding operations, our principal uses of cash have been, and are expected to be, the construction of new facilities, capital expenditures and debt service requirements. We also plan to use $250 million of cash in connection with the acquisition of three ethanol production facilities. See Note 9 of Notes to Condensed Consolidated Financial Statements in Part I of this quarterly report.
     The following table summarizes our sources and uses of cash and cash equivalents from our unaudited condensed consolidated statements of cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2007	2006
Net cash provided by operating activities	$24,122	$55,397
Net cash used in investing activities	(379,263)	(5,279)
Net cash provided by financing activities	451,520	233,111

Net increase in cash and cash equivalents	$96,379	$283,229

     We believe that net cash provided by operating activities is useful to investors and management as a measure of the ability of our business to generate cash which can be used to meet business needs and obligations or to re-invest for future growth.
     Cash provided by operating activities was $24.1 million for the six months ended June 30, 2007 compared to $55.4 million provided by operating activities for the six months ended June 30, 2006. At June 30, 2007, we had total unrestricted cash and cash equivalents of $663.9 million, which includes $249.5 million of designated cash and cash equivalents, compared to $312.9 million at June 30, 2006.

     Cash used in investing activities was $379.3 million for the six months ended June 30, 2007 compared to cash used of $5.3 million for the six months ended June 30, 2006. The increase primarily resulted from our $249.5 million investment in designated cash for future purchases of property, plant and equipment. In addition, to construction expenditures and the acquisitions of other fixed assets in the 2007 period. In addition, $44.3 million was spent from escrowed cash for the construction of our Charles City facility.
     Cash provided by financing activities for the six months ended June 30, 2007 was $451.5 million compared to $233.1 million provided by financing activities for the six months ended June 30, 2006. The 2006 period included debt issuance costs and estimated net proceeds from our IPO.
     As of June 30, 2007, we had total debt of $656.8 million, net of $3.2 million of unaccreted debt discount. In addition, we had $5.4 million of letters of credit issued but not drawn under our $30.0 million credit agreement, leaving $24.6 million of borrowing capacity at June 30, 2007.
     Our financial position and liquidity are, and will be, influenced by a variety of factors, including:
•	our ability to generate cash flows from operations;

•	the level of our outstanding indebtedness and the interest we are obligated to pay on this indebtedness; and

•	our capital expenditure requirements, which consist primarily of plant construction and the purchase of equipment.
     We intend to fund our principal liquidity and capital resource requirements through cash and cash equivalents, cash provided by operations and borrowings under our credit agreement.
     In addition to the construction of our Hartley, Welcome and Reynolds facilities, we may also consider additional opportunities for growing our production capacity, including the development of additional sites and the expansion of one or more of our existing facilities. Acquisitions or further expansion of our operations could cause our indebtedness, and our ratio of debt to equity, to increase. See Note 9 of Notes of Condensed Consolidated Financial Statements in Part I of this quarterly report. Our ability to access these sources of capital is restricted by the indenture governing our senior secured and senior unsecured notes and the terms of our credit agreement.
     We expect to make capital expenditures of between $200 million and $250 million for the remainder of 2007. For all of 2007 we expect to spend between $350 million and $400 million for the construction of our previously announced ethanol production facilities, the purchase and installation of corn oil extraction equipment, facility maintenance, terminal infrastructure, cellulosic ethanol projects, operational improvements and further development of possible ethanol facility sites. These estimates do not include amounts expected to be used for construction expenditures at the facilities expected to be acquired from ASAlliances Biofuels LLC. See Note 9 of Notes to Condensed Consolidated Financial Statements in Part I of this quarterly report. During the six months ended June 30, 2007, we spent $129.6 million for the purchase of property and equipment, in addition to $44.3 million spent from escrowed cash for the construction of our Charles City facility.
     We have no off-balance sheet arrangements.
Critical Accounting Estimates
     Our MD&A is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements requires the use of estimates and assumptions about matters that are inherently uncertain and that affect the carrying value of our assets and liabilities. We consider an accounting estimate to be critical if:
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

     Management has discussed the development and selection of critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our MD&A.
     Revenue recognition. Revenue from the production of ethanol and its co-products is recorded when title transfers to customers. Shipping and handling charges to customers are included in revenues. In accordance with our prior marketing agreement with Aventine, sales through March 31, 2007 were recorded when products were shipped from our production facilities, net of commissions retained by Aventine at the time payment was remitted. As of April 1, 2007, we commenced direct sales of our ethanol to customers. Our sales of ethanol are now generally recognized upon delivery to our customers at terminals or other locations, rather than upon shipment from our plants.
     Derivative instruments and hedging activities. Derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered, we may designate the derivative as a hedge of a forecasted transaction or for the variability of cash flows to be received or paid related to a recognized asset or liability, which we refer to as a “cash flow” hedge. Changes in the fair value of derivatives that are highly effective as, and that are designated and qualify as, a cash flow hedge are recorded in other comprehensive income, net of tax effect, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable rate asset or liability are recorded in earnings). Effectiveness is measured on a quarterly basis using the cumulative dollar offset method.
     To reduce price risk caused by market fluctuations, we generally follow a policy of using exchange traded futures contracts to reduce our net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts and use exchange traded futures contracts to reduce price risk under fixed price ethanol sales. Forward contracts, in which delivery of the related commodity has occurred, are valued at market price with changes in market price recorded in cost of goods sold. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” under SFAS No. 133, as amended, unless designated otherwise, and therefore are not marked to market in our financial statements. Forward contracts designated otherwise are marked to market.
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
     Stock-based compensation. Effective January 1, 2006, we adopted SFAS No. 123R, utilizing the modified prospective application method. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.
     We use the Black-Scholes single option pricing model to determine the fair value for employee stock options, which can be affected by our stock price and several subjective assumptions, including:
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
     If the estimates we use to calculate the fair value for employee stock options differ from actual results, we may be exposed to gains or losses that could be material.
     Property and equipment: Property and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives set forth below. Changes in circumstances such as technological advances or changes to our business model could result in actual useful lives differing from these estimates.

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
     Goodwill: The test for goodwill impairment is a two-step process and is performed on at least an annual basis. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured in the second step as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. The test for impairment of unamortized indefinite life intangible assets is performed on at least an annual basis. We deem unamortized other intangible assets to be impaired if the carrying amount of an asset exceeds its fair value. We test the recoverability of all other long-lived assets whenever events or circumstances indicate that the carrying value may not be recoverable. If these other assets were determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. In assessing the recoverability of our long-lived assets, management relies on a number of assumptions including operating results and business strategy. Changes in these factors or changes in the economic environment in which we operate may result in future impairment charges.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The following section discusses significant changes in market risks since our latest fiscal year end. You should read this discussion in conjunction with the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2006 and described in Part II, Item 1A of this quarterly report.
     In addition to risks inherent in our operations, as a commodity-based business we are subject to a variety of market factors, including the price relationship between ethanol and corn as shown in the following graph:
Ethanol and Corn Price Comparison

(1)	Ethanol prices are based on the monthly average of the daily closing price of U.S. average ethanol rack prices quoted by Bloomberg, L.P. The corn prices are based on the monthly average of the daily closing prices of the nearby corn futures quoted by the Chicago Board of Trade (“CBOT”) and assume a conversion rate of 2.8 gallons of ethanol produced per bushel of corn. The comparison between the ethanol and corn prices presented does not reflect the costs of producing ethanol other than the cost of corn and should not be used as a measure of future results. This comparison also does not reflect the revenues received from the sale of distillers grains.
     We consider market risk to be the potential loss arising from adverse changes in market rates and prices. We are subject to significant market risk with respect to the price of ethanol, our principal product, and the price and availability of corn, the principal commodity used in our ethanol production process. In general, ethanol prices are influenced by the supply and demand for gasoline, the availability of substitutes and the effect of laws and regulations. Higher corn costs result in lower profit margins and, therefore, represent unfavorable market conditions. Traditionally, we have not been able to pass along increased corn costs to our ethanol customers. The availability and price of corn are subject to wide fluctuations due to unpredictable factors such as weather conditions during the corn growing season, carry-over from the previous crop year and current crop year yield, governmental policies with respect to agriculture and international supply and demand. Corn costs represented approximately 59.6% of our total cost of goods sold for the six months ended June 30, 2007 compared to 45.9% for the six months ended June 30, 2006. Over the ten-year period from 1997 through 2006, corn prices (based on the CBOT daily futures data) have ranged from a low of $1.75 per bushel on August 11, 2000 to a high of $3.90 per bushel on December 29, 2006 with prices averaging $2.32 per bushel during this period. At July 27, 2007, the CBOT price per bushel of corn for September delivery was $3.21.

     Corn prices increased significantly in the fourth quarter of 2006 and have remained in 2007 at substantially higher levels than in 2006. In the first six months of 2007, CBOT corn prices have ranged from a low of $3.44 per bushel to a high of $4.27 per bushel, with prices averaging $3.87 per bushel, compared to CBOT corn prices in the first six months of 2006 that ranged from a low of $2.03 per bushel to a high of $2.63 per bushel, with prices averaging $2.31 per bushel. These higher corn prices contributed to adverse comparisons in the three-month and six-month period ended June 30, 2007 to the same 2006 period in our cost of goods sold, gross profit, operating income, net income and EBITDA, and we anticipate these higher corn prices will continue to adversely affect such year-over-year comparisons through 2007.
     We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process and has been historically subject to volatile market conditions. Natural gas prices and availability are affected by weather conditions and overall economic conditions. Natural gas costs represented 10.4% of our cost of goods sold for the six months ended June 30, 2007 compared to 17.2% for the six months ended June 30, 2006. The price fluctuation in natural gas prices over the seven-year period from December 31, 1999 through December 31, 2006, based on the New York Mercantile Exchange, or NYMEX, daily futures data, has ranged from a low of $1.83 per MMBTU on September 26, 2001 to a high of $15.38 per MMBTU on December 23, 2005, averaging $5.63 per MMBTU during this period. At July 27, 2007, the NYMEX price of natural gas for August delivery was $6.11 per MMBTU.
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
     As of June 30, 2007, we had contracted forward on a fixed price basis the following quantities of corn and natural gas, which represent the indicated percentages of our estimated requirements for these inputs for the next twelve months:

	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended	Twelve Months Ended
	September 30,	December 31,	March 31,	June 30,	June 30,
	2006	2007	2008	2008	2008
Corn (thousands of bushels) (1)	—	—	—	—	—
Percentage of estimated requirements	—	—	—	—	—
Natural Gas (MMBTU)	360,000	180,000	—	—	540,000
Percentage of estimated requirements	13%	7%	—	—	1.6%

(1)	Represents our net corn position, which includes exchange-traded futures and forward purchase contracts. Changes in the value of these contracts are recognized as income or loss in the period in which the change occurs.
     The extent to which we enter into these arrangements vary substantially from time to time based on a number of factors, including supply and demand factors affecting the needs of customers or suppliers to purchase ethanol or sell us raw materials on a fixed basis, our views as to future market trends, seasonable factors and the costs of futures contracts. For example, we would expect to purchase forward a smaller percentage of our corn requirements for the fall months when prices tend to be lower.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
     We carried out an evaluation at June 30, 2007, under the supervision of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on those evaluations, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
     The principal raw material we use to produce ethanol and co-products, including dry and wet distillers grains, is corn. As a result, changes in the price of corn can significantly affect our business. In general, rising corn prices produce lower profit margins. Because ethanol competes with non-corn-based fuels, we generally are unable to pass along increased corn costs to our customers. At certain levels, corn prices may make ethanol uneconomical to use in fuel markets. Corn costs constituted approximately 60.2% of our total cost of goods sold for the six months ended June 30, 2007, compared to 45.9% for the six months ended June 30, 2006. Over the ten-year period from 1997 through 2006, corn prices (based on the Chicago Board of Trade (the “CBOT”) daily futures data) have ranged from a low of $1.75 per bushel on August 11, 2000 to a high of $3.90 per bushel on December 29, 2006, with prices averaging $2.32 per bushel during this period. At July 27, 2007, the CBOT price per bushel of corn for September delivery was $3.21.

     The industry has experienced significantly higher corn prices commencing in the fourth quarter of 2006, which have remained in 2007 at substantially higher levels than in 2006. In the six months of 2007, CBOT corn prices have ranged from a low of $3.44 per bushel to a high of $4.27 per bushel, with prices averaging $3.87 per bushel. These higher corn prices contributed to adverse comparisons in the three-month and six-month period ended June 30, 2007 to the same 2006 periods in our cost of goods sold, gross profit, operating income, net income and EBITDA, and we anticipate these higher corn prices will continue to adversely affect such year-over-year comparisons through 2007.
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
     We rely upon third parties for our supply of natural gas, which is consumed in the manufacture of ethanol. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather conditions and overall economic conditions. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial position. Natural gas costs represented approximately 10.5% of our cost of goods sold for the six months ended June 30, 2007, compared to 17.2% for the six months ended June 30, 2006. The price fluctuations in natural gas prices over the seven-year period from December 31, 1999 through December 31, 2006, based on the New York Mercantile Exchange, or NYMEX, daily futures data, has ranged from a low of $1.83 per MMBTU on September 26, 2001 to a high of $15.38 per MMBTU on December 13, 2005, averaging $5.63 per MMBTU during this period. At July 27, 2007, the NYMEX price of natural gas for August delivery was $6.11 per MMBTU.
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
We may not realize the expected benefits from the ethanol facilities acquired from ASAlliances Biofuels, LLC in the time frame anticipated or at all.

     The acquisition of the three ethanol facilities from ASAlliances Biofuels, LLC is not final, and may not be consummated if any of the conditions to such acquisition are not satisfied. If such acquisition is completed, its expected benefits will depend, in part, on the timely construction and operation of the acquired ethanol facilities, which involve the following risks, among others:
•	Failure of contractors to meet construction milestones; and

•	Our inability to achieve the expected production schedules of the acquired ethanol facilities.
     The expected benefits of the transaction also depend on the timely and efficient integration of the operations and personnel of the acquired ethanol facilities. The risks involved in this integration include, among others:
•	Disruption of our ongoing business and distraction of management;

•	Loss of key employees of the acquired ethanol facilities; and

•	Loss of, or disputes with, existing service providers and suppliers of the acquired ethanol facilities.
     We may also encounter unforeseen obstacles or costs in the timely construction and operation of the acquired ethanol facilities and the integration of such ethanol facilities. The presence of one or more material liabilities of the acquired ethanol facilities that are unknown to us at the time of acquisition may have a material adverse effect on our business.
     If the acquisition is completed, we will be dependent on Cargill, Incorporated and its subsidiaries for various services at the acquired ethanol facilities, including corn procurement, the marketing and sale of ethanol and distillers grains produced at the facilities and risk management. As a result, our results of operations and financial position may be adversely affected if Cargill does not perform these services in an effective manner.
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
     We are subject to and will become subject to additional reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 no later than December 31, 2007. Section 404 requires annual management assessment of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. These reporting and other obligations will increasingly place significant demands on our management, administrative, operational, internal audit, tax and accounting resources. We are implementing additional financial and management controls, reporting systems and procedures and an internal audit function and are hiring additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. In connection with the audit of our financial statements for the fiscal year ended December 31, 2006, we identified several material weaknesses in our internal controls over financial reporting relating to inadequate monitoring of accounting recognition matters and significant accounting estimates, including derivative financial instruments and income taxes, and deficiencies in our financial closing process. We are remediating these weaknesses, but we cannot assure you that we will have no future deficiencies or weaknesses in our internal controls over financial reporting.
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
     According to the RFA, domestic ethanol production capacity will have increased from 1.8 BGY as of January 2001 to an estimated 8.0 BGY at December 31, 2007. The RFA estimates that, as of July 27, 2007, approximately 6.4 BGY of additional production capacity is under construction. The ethanol industry in the U.S. now consists of more than 120 production facilities. Excess capacity in the ethanol industry would have an adverse effect on our results of operations, cash flows and financial position. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard for interest, overhead or fixed costs). This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.
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
     In the U.S., we compete with other corn processors, ethanol producers and refiners, including Archer Daniels Midland Company, US BioEnergy Corporation, Hawkeye Renewables, LLC, Aventine Renewable Energy Holdings, Inc., and Cargill, Inc. As of July 31, 2007, the top five producers accounted for approximately 33.1% of the ethanol production capacity in the U.S. according to the RFA. A number of our competitors are divisions of substantially larger enterprises and have substantially greater financial resources than we do. Smaller competitors also pose a threat. Farmer-owned cooperatives and independent firms consisting of groups of individual farmers and investors have been able to compete successfully in the ethanol industry. These smaller competitors operate smaller facilities that do not affect the local price of corn grown in the proximity of the facility as much as larger facilities like ours do. In addition, many of these smaller competitors are farmer owned and often require their farmer-owners to commit to selling them a certain amount of corn as a requirement of ownership. A significant portion of production capacity in our industry consists of smaller-sized facilities. Most new ethanol plants under development across the country are individually owned. In addition, institutional investors and high net worth individuals could heavily invest in ethanol production facilities and oversupply the demand for ethanol, resulting in lower ethanol price levels that might adversely affect our results of operations and financial position.
     In addition to domestic competition, we also face increasing competition from international suppliers. Currently there is a $0.54 per gallon tariff on foreign produced ethanol which is scheduled to expire January 1, 2009. If this tariff is not renewed, we would face increased competition from international suppliers. Ethanol imports equivalent up to 7% of total domestic production in any given year from various countries were exempted from this tariff under the Caribbean Basin Initiative to spur economic development in Central America and the Caribbean. Currently, international suppliers produce ethanol primarily from sugar cane and have cost structures that may be substantially lower than ours.
     Any increase in domestic or foreign competition could cause us to reduce our prices and take other steps to compete effectively, which could adversely affect our results of operations and financial position.
Our operating results may suffer if our direct marketing and sales efforts cannot achieve results comparable to those achieved by marketing through Aventine.
     On March 31, 2007 we terminated our agreements with Aventine regarding the marketing and sale of our ethanol and on April 1, 2007, we commenced direct sales of our ethanol to customers. In connection with this activity, we have established our own marketing, transportation and storage infrastructure. We lease 900 tanker railcars and have contracted with storage depots near our customers and at our strategic locations to ensure efficient delivery of our finished ethanol product. We have also hired a marketing and sales force, as well as logistical and other operational personnel to staff our distribution activities. The marketing, sales, distribution, transportation, storage or administrative efforts we have implemented may not achieve results comparable to those achieved by marketing through Aventine. Any failure to successfully execute these efforts would have a material adverse effect on our results of operations and financial position. Our financial results in 2007 also may be adversely affected by our need to establish inventory in storage locations to facilitate this transition.

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
Insiders control a significant portion of our common stock and their interests may differ from those of other shareholders.
     As of July 27, 2007, our executive officers and directors as a group beneficially own approximately 46.8% of our outstanding common stock, including Donald L. Endres, our Chief Executive Officer, who beneficially owns approximately 41.9% of our outstanding common stock. The interests of these shareholders may not always coincide with our interests as a company or the interests of other shareholders. The sale or prospect of sale of a substantial number of the shares could have an adverse effect on the market price of our common stock.
Our debt level could negatively impact our financial condition, results of operations and business prospects.
     As of June 30, 2007, our total debt was $656.8 million (net of unaccreted discount of $3.2 million). As of June 30, 2007, we had borrowing capacity of $24.6 million under our $30.0 million credit agreement. Letters of credit totaling $5.4 million have been issued and undrawn under the credit agreement. Under agreements governing our debt, we may be able to incur a significant amount of additional debt from time to time, including drawing under our credit agreement. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences to our shareholders, including the following:
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
Our common stock price has been volatile and you may lose all or part of your investment.
     The market price of our common stock has fluctuated significantly since our IPO. Future fluctuations could be based on various factors in addition to those otherwise described in this report, including:
•	our operating performance and the performance of our competitors;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry;

•	variations in general economic conditions;

•	the registration rights granted by us with respect to shares of our common stock that will be issued in connection with our acquisition of three ethanol facilities from ASAlliances Biofuels, LLC;

•	the number of shares that are publicly traded;

•	actions of our existing shareholders, including sales of common stock by our directors and executive officers;

•	the arrival or departure of key personnel; and

•	other developments affecting us, our industry or our competitors.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In connection with acquiring the land rights for the site for our Reynolds, Indiana facility, we issued to an affiliate of American Milling 150,000 share of our common stock in March 2007 and an additional 150,000 shares in June 2007 when required permits were obtained. These issuances were made pursuant to the site acquisition agreement we have with American Milling. We relied on the private offering exemption under Section 4(2) of the Securities Act of 1933 to complete this transaction.
     On June 13, 2006, our Registration Statement on Form S-1 (Registration No. 333-132861) became effective. We completed our IPO on June 19, 2006. As of June 30, 2007, we had applied the net proceeds we received from our IPO as follows (dollars in millions):

Construction of facilities	$132.6
Purchase of real estate	24.5
Temporary investments	75.9
     None of the foregoing payments were to our directors or officers, or their associates, or to our affiliates or persons owning ten percent or more of our common stock.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our annual meeting of shareholders on May 16, 2007. At the meeting, the shareholders elected the following three Class I directors for three-year terms: Donald L. Endres, 63,304,886 votes for and 155,868 votes withheld; D. Duane Gilliam, 63,312,193 votes for and 148,561 votes withheld; and Paul A. Schock, 63,329,621 votes for and 131,133 votes withheld. The Class II directors, T. Jack Huggins III and Steven T. Kirby, and the Class III director Bruce A. Jamerson, continue to serve on our Board of Directors. Mark L. First, formerly a Class III director, submitted his resignation as a director, effective August 1, 2007.
     At the annual meeting, the shareholders also ratified the selection of McGladrey & Pullen, LLP as our independent auditors for 2007 by a vote of 63,255,313 for, 98,813 against and 106,628 abstentions. There were no broker non-votes.

ITEM 5. OTHER INFORMATION
     Under Item 1.01 of a Current Report on Form 8-K filed July 25, 2007, the Company reported that it entered into a Unit Purchase Agreement with ASA OpCo Holdings, LLC, ASAlliances Biofuels, LLC and the Securityholders named therein, dated July 22, 2007. The Unit Purchase Agreement provides for the purchase by the Company of a company owning three biorefineries and the rights to two development sites for an aggregate purchase price of $725 million, comprised of the issuance of 13,801,384 shares of our common stock (valued at $200 million), the payment of $250 million of cash and $275 million in project financing. We also agree to register with the Securities and Exchange Commission, within 180 days after the date of the acquisition, the shares to be issued in the transaction. The parties have made customary representations, warranties and covenants in the Unit Purchase Agreement. The sale and purchase is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act as well as other customary closing conditions.
     Mark L. First, formerly a Class III director of the Company, submitted his resignation as a director effective as of August 1, 2007.

ITEM 6. EXHIBITS
2.1	Unit Purchase Agreement among VeraSun Energy Corporation, ASA OpCo Holdings, LLC, ASAlliances Biofuels, LLC and the Securityholders named therein (incorporated by reference to Exhibit 2.1 to Form 8-K dated July 25, 2007)

3.1	Articles of Incorporation, as amended, of VeraSun Energy Corporation.*

3.2	Bylaws, as amended, of VeraSun Energy Corporation.*

4.1	Indenture, dated as of December 21, 2005, between VeraSun Energy Corporation, as Issuer, VeraSun Aurora Corporation, VeraSun Fort Dodge, LLC, VeraSun Charles City, LLC and VeraSun Marketing, LLC, as Subsidiary Guarantors, and Wells Fargo, N.A., as Trustee.*

4.2	Registration Rights Agreement, dated as of December 21, 2005, by and among VeraSun Energy Corporation, VeraSun Aurora Corporation, VeraSun Fort Dodge, LLC, VeraSun Charles City, LLC, VeraSun Marketing LLC, Lehman Brothers Inc. and Morgan Stanly & Co. Incorporated.*

4.3	Revolving Credit Agreement, dated as of December 21, 2005, among VeraSun Energy Corporation, First National Bank of Omaha, VeraSun Aurora Corporation, VeraSun Fort Dodge, LLC and VeraSun Charles City, LLC.*

4.4	First Supplemental Indenture, dated May 4, 2006, between VeraSun Energy Corporation, as Issuer, VeraSun Aurora Corporation, VeraSun Fort Dodge, LLC, VeraSun Charles City, LLC, VeraSun Marketing, LLC and VeraSun Welcome, LLC, as Subsidiary Guarantors, and Wells Fargo, N.A., as Trustee.*

4.5	Second Supplemental Indenture, dated August 21, 2006, between VeraSun Energy Corporation, as Issuer, VeraSun Aurora Corporation, VeraSun Fort Dodge, LLC, VeraSun Charles City, LLC, VeraSun Hartley, LLC, VeraSun Marketing, LLC, and VeraSun Welcome, LLC, as Subsidiary Guarantors, and Wells Fargo, N.A., as Trustee. (Incorporated by reference to Exhibit 10.1 to VeraSun Energy Corporation’s quarterly report on form 10-Q for the period ending September 30, 2006.)

4.6	Third Supplemental Indenture, dated February 9, 2007, between VeraSun Energy Corporation, as Issuer, VeraSun Aurora Corporation, VeraSun Fort Dodge, LLC, VeraSun Charles City, LLC, VeraSun Hartley, LLC, VeraSun Marketing, LLC, VeraSun Welcome, LLC, VeraSun Granite City, LLC, and VeraSun Reynolds, LLC, as Subsidiary Guarantors, and Wells Fargo, N.A., as Trustee. (Incorporated by reference to Exhibit 10.1 to VeraSun Energy Corporation’s annual report on form 10-K for the period ending December 30, 2006.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to VeraSun Energy Corporation’s Registration Statement on Form S-1, as amended (file number 333-132861).

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

VeraSun Energy Corporation
Date: August 1, 2007	By:	/s/ Donald L. Endres
Donald L. Endres
Chief Executive Officer

By:	/s/ Danny C. Herron
Danny C. Herron
Chief Financial Officer